Form 10-Q
period 2008-09-30
Greenwood Gold Resources, Inc.
filed 2008-11-13
CIK 1440172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-152417

GREENWOOD GOLD RESOURCES, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

4285 S.W. Martin Highway
Palm City, FL
34990
(Address of principal executive offices, including zip code.)

(772) 288-2775
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [ X ]    NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [    ]    NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,327,750 as of November 3, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Balance Sheets	F-2
Statement of Operations	F-3
Statement of Cash Flows	F-4
Note to Financial Statements	F-5

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Balance Sheet

	As at	As at	As at
	September 30, 2008	June 30, 2008	May 31, 2008
	(unaudited)	(unaudited)	(audited)

ASSETS

Current Assets

Cash	$14,835	$30,448	$35,560

TOTAL ASSETS	$14,835	$30,448	$35,560

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$1,000	$982	$5,780
Total Liabilities	$1,000	$982	$5,780

Stockholders’ Equity

Common stock (Note 5)
75,000,000 shares authorized, with a $0.001 par value,
6,327,750 shares issued and outstanding	$6,327	$6,327	$6,327
Additional paid-in capital	36,248	36,248	36,248

Accumulated Deficit	(28,740)	(13,109)	(12,795)
Total Stockholders’ Equity	$13,835	$29,466	$29,780

Total Liabilities and Stockholders’ Equity	$14,835	$30,448	$35,560

The accompanying notes are an integral part of these financial statements

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Statement of Operations
(unaudited)

			Cumulative results
	For The Three	For The Three	from March 26, 2008
	Months Ended	Months Ended	(date of inception)
	September 30, 2008	June 30, 2008	to September 30, 2008

REVENUE	$-	$-	$-

EXPENSES
General office expenses	$572	$220	$792
Accounting Fees	1,000	5,000	6,000
Legal fees	12,500	2,500	15,000
Mineral property costs	0	3,780	3,780
Postage and Delivery	243	462	705
Rent - Office	479	160	639
Transfer agent and filing fees	836	138	1,824

Total Expenses	$15,630	$12,259	$28,740

Net Loss	$(15,630)	$(12,259)	$(28,740)

Earnings (Loss) Per Share

Basic	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding

Basic	4,305,387	4,305,387	4,305,387
Diluted	4,305,387	4,305,387	4,305,387

The accompanying notes are an integral part of these financial statements

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

			Cumulative
	Three Months	Three Months	From March 26, 2008
	Ended	Ended	(date of inception)
	September 30, 2008	June 30, 2008	to September 30 2008

CASH FROM OPERATING ACTIVITIES:
Accumulated Deficit	$(28,740)	$(13,109)	$(28,740)
Changes in operating assets and liabilities
Accounts payable	1,000	982	1,000

Net Cash Used in Operating Activities	(27,740)	(12,127)	(27,740)
CASH FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	42,575	42,575	42,575
Net Cash from Financing Activities	42,575	42,575	42,575
Net increase (decrease) in Cash	14,835	30,448	14,835
Cash, Beginning	–	–	–
Cash, Ending	$14,835	$30,448	$14,835

The accompanying notes are an integral part of these financial statements

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2008
(unaudited)

1.	Nature of Operations and Continuance of Business

Greenwood Gold Resources, Inc (“the Company”) was incorporated in the State of Nevada on March 26, 2008. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s business plan is to acquire, explore and develop mineral properties. The Company has not determined whether its mining claims contain ore reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. At September 30, 2008 the Company has limited cash resources and will likely require new financing, either through issuing shares or debt, to continue the development of its business. Management intends to offer additional common stock; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self- supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the ability of the Company to determine the existence of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, obtain necessary financing and then profitable operations. As of September 30, 2008, the Company has never generated any revenues and has accumulated losses of $28,740 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31st .

	b)	Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances.

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2008
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	b)	Use of Estimates and Assumptions (continued)

The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	d)	Mineral Property Costs

The Company has been in the exploration stage since its inception on March 26, 2008 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in Emerging Issues Task Force (“EITF”) 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under Statement of Financial Accounting Standard (“SFAS”) No.144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

	e)	Financial Instruments

The fair values of cash, accounts payable, accrued liabilities and due to related party approximate their carrying values because of the short-term maturity of these instruments.

	f)	Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash was deposited with a high quality credit institution.

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2008
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	g)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and management has adopted SFAS No. 52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	h)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduced deferred tax assets to the amount that is believed more likely than not to be realized.

	i)	Stock-based Compensation

The Company has not adopted a stock option plan and has not granted any stock options. No stock based compensation has been granted to date.

	j)	Loss Per Share

The Company computes loss per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2008
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	k)	Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2008
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	l)	Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the period ended May 31, 2008, included in the Company’s S-1 filed on July 18, 2008 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at September 30, 2008, and the results of its operations and cash flows for the period ended September 30, 2008. The results of operations for the period ended September 30, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

3.	Mineral Properties

On April 30, 2008, the Company, through its President and director, acquired title to a mineral property in the southwest of Gander, Central Newfoundland; herein referred to as “Greenwood Pond Property”. The claim is registered in the name of the President of the Company, who is holding the claim in trust on behalf of the Company. The Company paid $780.00 for staking fees and $3,000.00 for the preparation of an independent Geological Report by Richard A. Jeanne, LTD, consulting geologist.

4.	Related Party Transactions

At September 30, 2008 the company had no outstanding related party transactions.

5.	Common Stock

Since inception, the Company issued 3,000,000 shares of common stock at $0.001 per share, 3,250,000 shares of common stock at $0.005 per share and 77,750 shares of common stock at $0.30 per share for cash proceeds of $42,575.

6.	Occupancy

Beginning June 1, 2008, the Company entered into a sublease agreement for approximately 144 square feet of executive style office space with an unrelated third party for an initial term of one year. Additional terms include annual rental in the amount of $1,800 plus applicable state and local taxes payable at a rate of $150 per month with first payment due June 1, 2008 and an option to renew for an additional one year at an annual rent amount to be agreed upon. A separate security deposit requirement was waived by mutual agreement of the parties.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

     Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” refer to the common shares in our capital stock.

     As used in this quarter report the terms “we”, “us”, “our”, and the “Company” means Greenwood Gold Resources, Inc., unless otherwise indicated.

General

     We were incorporated in the State of Nevada on March 26, 2008. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage. We intend to conduct exploration activities on one property; herein referred to as the Greenwood Pond property. The property consists of thirteen mineral claim blocks totalling 325 hectares or approximately 803 acres. Our exploration target is to find an ore body containing gold. We have not yet generated or realized any revenues from our business operations.

     Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we will need to raise cash from sources other than the sale of minerals found on our property. Our only other source for cash at this time is investments by others in our Company. Since inception, we issued 6,327,750 shares of common stock via private placement for cash proceeds of $42,575.

     In April 2008, we issued 3,000,000 restricted shares of common stock to Gary D. Alexander; our sole officer and director pursuant to Section 4(2) of the Securities Act of 1933. The shares were sold in a private transaction to Mr. Alexander. No commissions were paid to anyone in connection with the sale of the shares and general solicitation was not made to anyone.

     In May 2008 we completed a private placement of 3,327,750 shares of common stock to 33 investors in consideration of $39,575. The shares were issued as restricted securities pursuant to the exemption from registration contained in Regulation 504 of the Securities Act of 1933 in that a Form D was filed with the Securities and Exchange Commission; we raised less than $1,000,000 in the last twelve months; and, each purchaser was solicited by Mr. Alexander, our sole officer and director.

     We had cash resources of $14,835 as at September 30, 2008. We do not know how long the money will last. This is dependant on the amount of exploration we conduct and the cost thereof. We will not know that information until we begin exploring our property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we will be able to raise additional money in the future.

     We will be conducting research in the form of exploration on our property. We are not going to buy or sell any plant or significant equipment during the next twelve months. We are not intending to buy any equipment until we have located a body of ore and we have determined it is economical to extract the ore from the land.

     To date we have not performed any work on the property. We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists in the property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

Plan of Operations

Our proposed exploration program

     Our business plan is to proceed with the exploration of the Greenwood Pond property to determine whether there are commercially exploitable ore bodies containing gold. Our target is mineralized material. Our success depends upon finding mineralized material. Mineralized material is a mineralized body that has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. Before mineral retrieval can begin, we must conduct exploration to determine what amount of minerals, if any, exist on the property and if any minerals that are found can be economically extracted and profitably processed.

     The property is undeveloped raw land. Detailed exploration and surveying has not been initiated. To our knowledge, the property has never been mined. The only event that has occurred is the recording of the property and the preparation of the proposed work program by Richard Jeanne; Consulting Geologist.

     We intend to proceed with the proposed work program as recommended by our consulting geologist. We intend to initiate a mapping and sampling program and will begin to compile a geologic profile of the property. Gold is associated with structurally controlled hydrothermal veins, so emphasis should be placed on documenting their locations and characteristics. Sampling should accompany this phase to verify the published data and begin the delineation of mineralized zones. Prospective locations that exhibit alteration and structural features indicative of mineralization should be mapped in detail and thoroughly sampled. Where these features project into covered areas, trenching may be necessary to expose bedrock for follow-up mapping and sampling, pending the results of analyses of the initial sampling program.

     The proposed work program involves undertaking a two phase mineral exploration program consisting of onsite surface reconnaissance, mapping, sampling and trench site identification followed by geochemical analyses. If encouraging results come from the initial investigation, we would then commence Phase 2. We anticipate the cost of these programs will total $21,940.

     Phase 1 of the recommended geological exploration program will cost approximately $7,450. Phase 1 would consist of on-site surface reconnaissance, mapping, sampling and trench site identification. Geochemical analyses of the samples would follow. Phase 1 of the exploration program would take approximately between 0 to 90 days, weather permitting. We anticipate commencing this phase of the exploration program, spring 2009, subject to our geologist, Mr. Jeanne’s availability to proceed with our proposed exploration program. Upon our review of the results we will assess whether the results are sufficiently positive to warrant proceeding with Phase 2 of the exploration program.

     Phase 2 of the recommended geological exploration program will cost approximately $14,490. We anticipate that it will take approximately six months to complete Phase 2 of the exploration program. Phase 2 would entail on-site trenching, mapping and sampling followed by further geochemical analyses. Our geologist will then be able to compile the data from the assay lab and provide us with a report. Pending the report results, we will assess whether the results are sufficiently positive to warrant further programs based upon our consulting geologist’s review of the results and recommendation.

     We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that whatever is located under adjoining property may or may not be located under our property. We do not claim to have any minerals or reserves whatsoever at this time on any of our property. Our exploration program will not result in the generation of revenue. It is designed only to determine if mineralized material is located on the property. Revenue will only be generated if we discover mineralized material and extract the minerals and sell them. Because we have not found mineralized material yet, it is impossible to project revenue generation.

     If we are unable to complete a phase of exploration because we do not have enough money, we will cease operations until we raise additional funds. If we cannot or do not raise additional funds, we will cease operations. At this time we cannot provide a more detailed discussion of how our exploration program will work and what we expect our likelihood of success to be, due to the nature of mineral exploration in unexplored territories. We will not move onto a subsequent phase until the phase we are working on is completed.

     In order to proceed with any additional phases, if recommended, we will need to raise additional capital. If needed, we will raise additional capital from existing investors or by offering equity securities to new investors. We have no immediate plans to raise any additional funds until we assess the results of our initial exploration program.

     We will be conducting research in the form of exploration of our property. We are not going to buy or sell any plant or significant equipment during the next twelve months. We do not intend to buy any equipment until we have located a body of ore and we have determined it is economical to extract the ore from the land.

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

     We have no employees, other than our sole officer and director, Gary D. Alexander. We do not intend to hire additional employees at this time. All of the property work will be conducted by unaffiliated independent contractors that we will hire on an as-needed basis. The independent contractors will be responsible for surveying, geology, engineering, exploration and excavation. The engineers will advise us on the economic feasibility of removing the  mineralized material and the geologists will evaluate the information derived from the exploration and excavation.

Limited Operating History; Need for Additional Capital

     There is limited historical financial information about Greenwood Gold Resources, Inc. upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible delays in the exploitation of the business opportunities. Any new business opportunities will likely require additional capital.

     If additional capital is required we will raise funds by issuing debt and/or equity securities although we have no current arrangements or agreements to such financings at this time. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Activities

From Inception on March 26, 2008 to September 30, 2008

     We acquired the right to conduct exploration activity on one mineral claim consisting of thirteen claim blocks, collectively referred to as the Greenwood Pond property. The Greenwood Pond property is located in central Newfoundland, Canada. We do not own any interest in the property, but merely have the right to conduct exploration activities on one property. We commissioned Richard Jeanne, Consulting Geologist to prepare a proposed exploration work program. We have not commenced any exploration work but intend to proceed with Phase 1 in the spring of 2009, weather permitting and subject to our geologist’s availability to proceed with our proposed exploration program.

     Net cash from the sale of shares since inception on March 26, 2008 to September 30, 2008 was $ 42,575. Since inception we have used our common stock to raise money for the property title acquisition, for corporate expenses and to repay outstanding indebtedness.

Liquidity and Capital Resources

       As of the date of this report, we have yet to generate any revenues from our business operations.

     In April 2008, we issued 3,000,000 restricted shares of common stock to Gary D. Alexander; our sole officer and director pursuant to Section 4(2) of the Securities Act of 1933. The shares were sold in a private transaction to Mr. Alexander. No commissions were paid to anyone in connection with the sale of the shares and general solicitation was not made to anyone.

     In May 2008 we completed a private placement of 3,327,750 shares of common stock to 33 investors in consideration of $39,575. The shares were issued as restricted securities pursuant to the exemption from registration contained in Regulation 504 of the Securities Act of 1933 in that a Form D was filed with the Securities and Exchange Commission; we raised less than $1,000,000 in the last twelve months; and, each purchaser was solicited by Mr. Alexander, our sole officer and director.

     As of September 30, 2008 we had $14,835 in total current assets and total current liabilities of $1,000 for a working capital position of $13,835. Total liabilities were comprised of professional fees.

     We believe we have sufficient funds to meet our cash requirements for the next twelve months, however, as we have yet to commence operations, and have not generated any revenues there can be no assurance that we can generate significant revenues from operations. During the next twelve months, we expect to incur indebtedness for carrying out our proposed exploration program, administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing.

     At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

     There were no changes in our internal control over financial reporting during the period ended September 30, 2008 that have materially affected, or are reasonably likely to have materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

     Our management, which includes our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

     The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

     Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Review on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2008 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2008, the Company determined that there were control deficiencies that if aggregated, could constitute a material weakness, as described below.

1. We do not employ an Audit Committee – While not being legally obligated to have an audit committee, it is the Company’s Management view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, consisting of one sole member who is not independent of management and lacks sufficient financial expertise for overseeing financial reporting responsibilities.

2. Dual Signatures of Checks - The Company’s check signing authority lies with the Company’s sole officer and director. Management feels that the lack of dual signatures on checks can increase the likelihood of misappropriation of assets given the fact that the person who prepares the checks is the same person required to sign all checks.

3. We did not maintain proper segregation of duties for the preparation of our financial statements – As of September 30, 2008 the majority of the preparation of financial statements was carried out by one person. Additionally, the Company currently only has one officer/director having oversight on all transactions. This has resulted in several deficiencies including:

       a) Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel within the Company. Additionally approval of significant transactions was not documented as approved by the Company’s Board of Directors.

     b) Lack of control over preparation of financial statements, and proper application of accounting policies. Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

     As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2008 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

     The Company is currently engaged in the review, documentation and remediation of its disclosure controls and procedures. Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee and audit committee financial expert.

2.

We will appoint additional personnel to assist with the preparation of the Company’s financial statements; which will allow for proper segregation of duties, as well as additional manpower for proper documentation.

3.

Our Board of Directors will appoint a member of management to act as the secondary authorized signatory on the Company’s bank account; to decrease the likelihood of misappropriation of the Company’s assets.

4.

We will establish policies to ensure that all significant transactions resulting in non-standard journal entries are reviewed and approved by the Company’s Board of Directors and that approval be documented in the Company’s corporate records.

PART II. OTHER INFORMATION

ITEM 6.      EXHIBITS.

       The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule
13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 11th day of November 2008.

GREENWOOD GOLD RESOURCES, INC.
(Registrant)

BY:	GARY D. ALEXANDER
Gary D. Alexander
President, Principal Executive and Principal Financial Officer,
Treasurer/Secretary, Principal Accounting Officer, and sole
member of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-
15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).