Form 10-K
period 2008-12-31
Greenwood Gold Resources, Inc.
filed 2009-03-31
CIK 1440172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

Commission file number 333-152417

GREENWOOD GOLD RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

4285 S.W. Martin Highway
Palm City, FL
34990
(Address of principal executive offices, including zip code.)

(772) 288-2775
(Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [   ] Yes   No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: [   ] Yes No [ X ]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.   [ X ] Yes [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy if information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	[ ]	Accelerated filer [ ]
Non-accelerated filer	[ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [X] Yes   [  ] No

On February 4, 2009, the Registrant had 6,327,750 outstanding common shares of voting common stock.

The aggregate market value of the voting common stock held by non-affiliates (3,327,750 shares of voting common stock) as of June 30, 2008, was $ 998,325, computed at $0.30 per share using the latest price of our common stock from our most recent private offering, assuming solely for the purposes of this calculation that the directors and executive officers of the issuer are “affiliates”.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

PART I

ITEM 1.                      BUSINESS

We were incorporated on March 26, 2008. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage. We intend to conduct exploration activities on one property located in Central Newfoundland, Canada. Record title to the property upon which we intend to conduct exploration activities is held in the name of Gary D. Alexander, our president.  The property consists of 13 claim blocks totaling 325 hectares or approximately 803 acres. We intend to explore for gold on the property. We have not yet generated or realized any revenues from our business operations.

The property is undeveloped raw land.  Detailed exploration and surveying has not been initiated.  The only events that have occurred are:  the acquisition of the Greenwood Pond mineral claim by our sole officer and director, Gary D. Alexander, who is the record owner, holding the claim in trust for the Company and the preparation of an independent Geological Report, containing a proposed two phase exploration program dated April 30, 2008 by Richard Jeanne, consulting geologist. We have consulted with our geologist to discuss plans for the commencement of Phase 1 of our exploration program.

We have not yet commenced the field work phase of our initial exploration program.  Exploration is currently in the planning stages.  Our exploration program is exploratory in nature and there is no assurance that a commercially viable mineral deposit, a reserve, exists in the property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

Our administrative office is located at 4285 S.W. Martin Highway, Palm City, Florida 34990 and our telephone number is (772) 288-2775. Our registered statutory office is located at 1802 North Carson Street, Suite 212, Carson City, Nevada 89701. Our mailing address is the same as our administrative office, at 4285 S.W. Martin Highway, Palm City, Florida 34990.

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

ITEM 1A.                                RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our administrative office is located at 4285 S.W. Martin Highway, Palm City, FL, 34990 and our telephone number is (772) 288-2775. Beginning June 1, 2008, the Company entered into a sublease agreement for approximately 144 square feet of executive style office space with an unrelated third party for an initial term of one year. Additional terms include annual rental in the amount of $1,800 plus applicable state and local taxes payable at a rate of $150 per month with first payment due June 1, 2008 and an option to renew for an additional one year at an annual rent amount to be agreed upon. A separate security deposit requirement was waived by mutual agreement of the parties.

In April 2008, we acquired the right to explore one property located in central Newfoundland, Canada.  We do not own any property. The property consists of thirteen mineral title cells comprising 803 acres (325 hectares).  Newfoundland allows a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by registering the claim area on the Newfoundland and Labrador Department of Natural Resources Online Claims Staking system. The Online Claims Staking system is the Internet-based Newfoundland system used to register, maintain and manage the claims. A cell is an area which appears electronically on the Newfoundland Internet Mineral Titles Online Grid and was formerly called a claim. A claim is a grant from the Crown of the available land within the cells to the holder to remove and sell minerals. The online grid is the geographical basis for the cell.  Previously, the claim was established by sticking stakes in the ground to define the area and then recording the staking information. The staking system is now antiquated in Newfoundland and has been replaced with the online grid. The property was staked by Richard A. Jeanne, a non-affiliated third party. Mr. Jeanne is a self-employed professional geologist residing in Reno, NV.  Record title to the property upon which we intend to conduct exploration activities is held in the name of Gary D. Alexander, our president.

In April 2008, Mr. Alexander executed a declaration of trust acknowledging that he holds the property in trust for us and he will not deal with the property in any way, except to transfer the property to us. In the event that Mr. Alexander transfers title to a third party, the declaration of trust will be used as evidence that he breached his fiduciary duty to us. Mr. Alexander has not provided us with a signed or executed bill of sale in our favor.

Under Newfoundland law, title to Newfoundland mineral claims can only be held by Newfoundland residents.  In the case of corporations, title must be held by a Newfoundland corporation.  Since we are an American corporation, we can never possess legal mineral claim to the land.  In order to comply with the law we would have to incorporate a Newfoundland wholly owned subsidiary corporation and obtain audited financial statements.  We believe those costs would be a waste of our money at this time. Accordingly, we have elected not to create the subsidiary at this time, but will do so if mineralized material is discovered on the property.

In the event that we find mineralized material and the mineralized material can be economically extracted, we will form a wholly owned Newfoundland subsidiary corporation and Mr. Alexander will convey title to the property to the wholly owned subsidiary corporation. Should Mr. Alexander transfer title to another person and that deed is recorded before we record our documents, that other person will have superior title and we will have none. If that event occurs, we will have to cease or suspend operations. However, Mr. Alexander will be liable to us for monetary damages for breaching the terms of his agreement with us to transfer his title to a subsidiary corporation we create.

In the 19th century the practice of reserving the minerals from fee simple Crown grants was established. Legislation now ensures that minerals are reserved from Crown land dispositions. All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty Elizabeth II. The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. The Greenwood Pond property is one such acquisition. Accordingly, fee simple title to the property resides with the Crown. Ungranted minerals are commonly known as Crown minerals.  Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of our property, that is the Province of Newfoundland.

The property is comprised of mining leases issued pursuant to the Newfoundland Mineral Act. The lessee has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease vertically downward. The Crown does not have the right to reclaim provided the claims are maintained in good standing. The Crown could reclaim the property in an eminent domain proceeding, but would have to compensate the lessee for the value of the claim if it exercised the right of eminent domain. It is highly unlikely that the Crown will exercise the power of eminent domain. In general, where eminent domain has been exercised it has been in connection with incorporating the property into a provincial park.

The property is unencumbered and there are no competitive conditions which affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements.

There are no native land claims that affect title to the property. We have no plans to try to interest other companies in the property if mineralization is found. If mineralization is found, we will try to develop the property ourselves.

Claims

The following is a list of tenure numbers, claim, and expiration date of our claims:

		Number of	Date of
License No.	Claim Name	MTO Cells	Expiration
014760M	Greenwood Pond Property	13	04/07/2013

The minimum annual assessment work required to be done to maintain the claims will be approximately $ 2,600.00.  If the minimum amount is not expended, we must pay a security deposit that when added to the amount of work done, will equal $2,600.00.

Location and Access

The Greenwood Pond property is located in central Newfoundland, Canada.  It comprises 325 hectares or approximately 803 acres, approximately centered at latitude 480 37= 33" North, longitude 550 13= 50" West.

The property is located about 35 miles southwest of Gander between the Northwest and Southwest Gander Rivers.  Access to the property can be gained via the Salmon Pond access road that leaves the Trans-Canada Highway at Glenwood and extends southwestward along the west side of the Northwest Gander River.  At 31.5 km, a branch road to the left crosses the river over a steel bridge and continues southwest along the east side of the river.  Approximately 10 miles from the bridge, a branch road to the left leads to Greenwood Pond.

Groceries and general supplies and services such as air transportation, car rentals, banking, restaurants and lodging are available in the town of Gander, about an hour and one-half drive from the property.  Gander's population is about 10,000, but the town provides services to surrounding communities whose total population approaches 90,000.  The town hosts an international airport that, historically, was a refueling stop for transatlantic flights.

Physiography

 The topography is relatively flat over much of the property, but slopes steeply toward the Northwest Gander River along its western edge.  Forest cover is dominated by black spruce with lesser amounts of balsam fir, white birch, aspen and locally common white pine. Boggy areas are common and during the spring and early summer can impede vehicular travel.  Elevations range between 260 feet and 525 feet above sea level.

The region receives abundant snowfall during the winter months, making geological exploration and other related activities impractical during this time.  The climate during the remainder of the year is moderate.

History

There is evidence of previous exploration activity on the property.

Regional Geology

The Greenwood Pond property lies within the Dunnage tectonostratigraphic zone which encompasses much of central Newfoundland.  The Dunnage zone consists of telescoped, early to middle Paleozoic oceanic terrane remnants comprised of volcaniclastic to epiclastic sedimentary rocks and ophiolitic and arc-to back-arc-volcanic rocks.

Property Geology

           The eastern portion of the property is underlain by sandstone, greywacke, shale and conglomerate interbedded with laminated gray-green siltstone.  The western portion of the property is underlain by red and green siltstone, sandstone, minor interbedded greywacke, locally graphitic shale, and minor cobble conglomerate.   Both of these units have been intruded by gabbroic rocks.

Supplies

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials after this offering is complete. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

Other Property

Other than our interest in the property, we own no plants or other property. With respect to the property, our right to conduct exploration activity is based upon our oral agreement with Mr. Alexander. Under this oral agreement, he has allowed us to conduct exploration activity on the property. Mr. Alexander holds the property in trust for us pursuant to a declaration of trust.

ITEM 3.	LEGAL PROCEEDINGS

We are not party to any pending litigation and to the best of our knowledge none is contemplated or threatened.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.	MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of Common Stock are issued in registered form.  Signature Stock Transfer, Inc. PMB 317, 2220 Coit Road, Suite 480, Plano, TX 75075, Telephone: (972) 612-4120; Facsimile: (972) 612-4122 is the transfer agent for our common shares.

On February 23, 2009, subsequent to the period covered by this report, our common stock was approved for quotation on the Financial Industry Regulatory Association’s Over-the-Counter Bulletin Board.  Our shares are listed under the trading symbol GGRI.OB and the price of the shares will be established by the market.

Holders

As at February 4, 2009 the Company had 34 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form.  The beneficial owners of such shares are not known to the Company.

Dividends

The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future.  There are no material restrictions limiting, or that are likely to limit the Company’s ability to pay dividends in its common stock.

Section Rule 15(g) of the Securities Exchange Act of 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended, and Rules 15g-1 through 15g-6, and 15g-9 promulgated thereunder. They impose additional sales practice requirements on broker/dealers who sell our securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses).

Rule 15g-1 exempts a number of specific transactions from the scope of the penny stock rules.

Rule 15g-2 declares unlawful broker/dealer transactions in penny stocks unless the broker/dealer has first provided to the customer a standardized disclosure document.

Rule 15g-3 provides that it is unlawful for a broker/dealer to engage in a penny stock transaction unless the broker/dealer first discloses and subsequently confirms to the customer current quotation prices or similar market information concerning the penny stock in question.

Rule 15g-4 prohibits broker/dealers from completing penny stock transactions for a customer unless the broker/dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

Rule 15g-5 requires that a broker/dealer executing a penny stock transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales persons compensation.

Rule 15g-6 requires broker/dealers selling penny stocks to provide their customers with monthly account statements.

Rule 15g-9 requires broker/dealers to approve the transaction for the customer’s account; obtain a written agreement from the customer setting forth the identity and quantity of the stock being purchased; obtain from the customer information regarding his investment experience; make a determination that the investment is suitable for the investor; deliver to the customer a written statement for the basis for the suitability determination; notify the customer of his rights and remedies in cases of fraud in penny stock transactions; and, the FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

The application of the penny stock rules may affect your ability to resell your shares.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

ITEM 6.                      SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition or Plan of Operation and other sections of this report contain forward-looking statements that are based on the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, the Company’s management.  Because such statements involve risks and uncertainties, actual actions and strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements.  Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements and accompanying notes and other financial information appearing elsewhere in this annual report on Form 10-K.

History of Operations

We were incorporated in the State of Nevada on March 26, 2008. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage. We intend to conduct exploration activities on one property; herein referred to as the Greenwood Pond property. The property consists of thirteen mineral claim blocks totaling 325 hectares or approximately 803 acres.  Our exploration target is to find an ore body containing gold.  We have not yet generated or realized any revenues from our business operations.

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

We had cash resources of $13,099 as at December 31, 2008.  We do not know how long the money will last.  This is dependant on the amount of exploration we conduct and the cost thereof.  We will not know that information until we begin exploring our property.  If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a public offering, a private placement or loans.  At the present time, we have not made any plans to raise additional money and there is no assurance that we will be able to raise additional money in the future.

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

Plan of Operation

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

The property is undeveloped raw land.  Detailed exploration and surveying has not been initiated.  To our knowledge, the property has never been mined, although there is evidence of previous exploration activity on the property.  The only event that has occurred is the recording of the property and the preparation of the proposed work program by Richard Jeanne; Consulting Geologist.

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

Results of Activities

From Inception on March 26, 2008 to December 31, 2008

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

Net cash from the sale of shares since inception on March 26, 2008 to December 31, 2008 was
$42,575.  Since inception we have used our common stock to raise money for the property title acquisition, for corporate expenses and to repay outstanding indebtedness.

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

As of December 31, 2008 we had $13,099 in total current assets and total current liabilities of $1,280 for a working capital position of $11,819.  Total liabilities were comprised of professional fees.

We do not believe that we can sustain our operations from existing working capital and operations over the next 12 months, as we have yet to commence operations, and have not generated any revenues there can be no assurance that we can generate significant revenues from operations.  During the next twelve months, we expect to incur indebtedness for carrying out our proposed exploration program, administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing.   For the twelve months ending December 31, 2009, we have budgeted $25,000 for professional fees for our periodic filing requirements and miscellaneous office and filing fees and expenses.

We will require additional working capital, as we currently have inadequate capital to fund all of our business strategies, which could severely limit our operations. At the present time, we have not made any arrangements to raise additional cash.  If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

Recent accounting pronouncements

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which addresses the application of Statement of Financial Accounting Standards (“SFAS”) No.157 for illiquid financial instruments.  FSP FAS 157-3 clarifies that approaches to determining fair value other than the market approach may be appropriate when the market for a financial asset is not active.  The Company does not expect the adoption of FSP FAS 157-3 to have a material effect on the Company’s financial statements.

In June 2008, the Financial Accounting Standards Board (FASB) issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”.  FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards.  FSP EITF 03-6-1 states that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method.  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company does not expect the adoption of FSP EITF 03-6-1 to have a material impact on its financial statements.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

GREENWOOD GOLD RESOURCES, INC.
(An Exploration Stage Company)
Financial Statements
(Expressed in U.S. Dollars)

                                          Index

Report of Independent Registered Public Accounting Firm           F–1

Balance Sheets                                   F–2

Statements of Operations                                 F–3

Statements of Cash Flows                            F–4

Statements of Stockholders’ Equity                           F–5

Notes to the Financial Statements                      F–6

Randall N. Drake, C.P.A., P.A.
1981 Promenade Way
Clearwater, FL  33760
727-536-4863

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Greenwood Gold Resources, Inc.:

We have audited the accompanying balance sheet of Greenwood Gold Resources, Inc. (an exploration stage company) as of December 31, 2008 and the statements of operations, stockholders' equity and cash flows for the period from March 26, 2008 (date of inception) through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Greenwood Gold Resources Inc. as of December 31, 2008 and the results of its operations and its cash flows for the period from March 26, 2008 (date of inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Randall N. Drake, CPA, PA

Randall N. Drake CPA, PA

Clearwater, FL
March 27, 2009

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Balance Sheet

As at December 31, 2008

ASSETS

Current Assets
Cash	$13,099

TOTAL ASSETS	$13,099

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$1,280

Total Liabilities	$1,280

Stockholders’ Equity

Common stock (Note 5)
75,000,000 shares authorized, with a $0.001 par value,
6,327,750 shares issued and outstanding	$6,327
Additional paid-in capital	36,248
Accumulated Deficit	(30,756)

Total Stockholders’ Equity	$11,819

Total Liabilities and Stockholders’ Equity	$13,099

The accompanying notes are an integral part of these financial statements

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Statement of Operations

Cumulative results from March 26, 2008 (date of inception) to December 31, 2008

REVENUE	$-

EXPENSES

General office expenses	$924
Accounting Fees	6,000
Legal fees	16,030
Mineral property costs	3,780
Postage and Delivery	863
Rent - Office	1,118
Transfer agent and filing fees	2,041

Total Expenses	$30,756

Net Loss	$(30,756)

Earnings (Loss) Per Share

Basic	$(0.00)
Diluted	$(0.00)

Weighted Average Number of Shares Outstanding

Basic	4,305,387
Diluted	4,305,387

The accompanying notes are an integral part of these financial statements

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows

Cumulative From March 26, 2008 (date of inception) to December 31, 2008

CASH FROM OPERATING ACTIVITIES:

Accumulated Deficit	$(30,756)

Changes in operating assets and liabilities

Accounts payable	1,280

Net Cash Used in Operating Activities	(29,476)

CASH FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	42,575

Net Cash from Financing Activities	42,575

Net increase (decrease) in Cash	13,099

Cash, Beginning	–

Cash, Ending	$13,099

The accompanying notes are an integral part of these financial statements

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
For the period from March 26, 2008 (Date of Inception) to December 31, 2008
(Expressed in U.S. Dollars)

	Common Shares			Additional Paid-in Capital	Deficit Accumulated during the Exploration
	Number	Par Value		(Discount)	Stage	Total
		$		$	$	$

Balance March 26, 2008 (Date of Inception)	–		–	–	–		–

Shares issued for cash on April 1, 2008 at $0.001 per share	3,000,000		3,000	–	–		3,000

Shares issued for cash on April 29, 2008 at $0.005 per share	3,250,000		3,250	13,000	–		16,250

Shares issued for cash on May 29, 2008 at $0.30 per share	77,750		78	23,247	--		23,325

Net loss for the year	–		–	–	(30,756)		(30,756)

Balance, December 31, 2008	6,327,750		6,328	36,247	(30,756)		11,819

The accompanying notes are an integral part of these financial statements

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2008

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  At December 31, 2008 the Company has limited cash resources and will likely require new financing, either through issuing shares or debt, to continue the development of its business.  Management intends to offer additional common stock; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the ability of the Company to determine the existence of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, obtain necessary financing and then profitable operations.  As of December 31, 2008, the Company has never generated any revenues and has accumulated losses of $30,756 since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.      Summary of Significant Accounting Policies

a)      Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31st.

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
December 31, 2008

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

The fair values of cash, accounts payable, accrued liabilities and due to related partyapproximate their carrying values because of the short-term maturity of these instruments.

f)	Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash was deposited with a high quality credit institution.

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2008

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

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2008

2.      Summary of Significant Accounting Policies (continued)

k)	Recent Accounting Pronouncements

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which addresses the application of Statement of Financial Accounting Standards (“SFAS”) No.157 for illiquid financial instruments.  FSP FAS 157-3 clarifies that approaches to determining fair value other than the market approach may be appropriate when the market for a financial asset is not active.  The Company does not expect the adoption of FSP FAS 157-3 to have a material effect on the Company’s financial statements.

In June 2008, the Financial Accounting Standards Board (FASB) issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”.  FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards.  FSP EITF 03-6-1 states that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method.  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company does not expect the adoption of FSP EITF 03-6-1 to have a material impact on its financial statements.

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

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2008

2.      Summary of Significant Accounting Policies (continued)

k)	Recent Accounting Pronouncements (continued)

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASBStatement No. 133”.  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

At December 31, 2008 the company had no outstanding related party transactions.

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

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2008

7.      Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of 30,756, which expire in 2023. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at December 31, 2008 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

Inception (March 26, 2008) through December 31, 2008

Net operating losses carried forward	$30,756
Statutory tax rate	35%
Effective tax rate	-
Deferred tax asset	10,765
Valuation allowance	(10,765)

Net deferred tax asset	$0

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-K.  Our financial statements for the fiscal year ended December 31, 2008, included in this report have been audited by Randall N. Drake, C.P.A., 5340 Gulf Drive, Suite 205, New Port Richey, FL 34652 as set forth in their report included herein.

ITEM 9A.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) during the most recently completed fiscal quarter, pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

During the most recently completed fiscal quarter we have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, the Company determined that there were control deficiencies that if aggregated, could constitute a material weakness, as described below.

1.
We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the Company’s Management view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement.  Currently the Board of Directors acts in the capacity of the Audit Committee, consisting of one sole member who is not independent of management and lacks sufficient financial expertise for overseeing financial reporting responsibilities.

2.
Dual Signatures of Checks - The Company’s check signing authority lies with the Company’s sole officer and director. Management feels that the lack of dual signatures on checks can increase the likelihood of misappropriation of assets given the fact that the person who prepares the checks is the same person required to sign all checks.

3.
Insufficient documentation of financial statement preparation and review procedures - The Company employs policies and procedures in reconciliation of the financial statements and the financial information based on which the financial statements are prepared, however, such controls and policies employed by the Company are not sufficiently documented.

4.
We did not maintain proper segregation of duties for the preparation of our financial statements – As of December 31, 2008 the majority of the preparation of financial statements was carried out by one person.  Additionally, the Company currently only has one officer/director having oversight on all transactions. This has resulted in several deficiencies including:

a) Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel within the Company.

b) Lack of control over preparation of financial statements, and proper application of accounting policies.

5.
We lack sufficient information technology controls and procedures – As of December 31, 2008 the Company lacked a proper data back up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring by the Company.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Randall N. Drake, C.P.A., an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2008.

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

3.
We will establish policies to ensure that all significant transactions resulting in non-standard journal entries are reviewed and approved by the Company’s Board of Directors and that approval be documented in the Company’s corporate records.

4.
We will appoint additional personnel to assist with the preparation of the Company’s financial statements; which will allow for proper segregation of duties, as well as additional manpower for proper documentation.

5.	We will engage in a thorough review and restatement of our IT procedures, in addition to procurement of all hardware and software that will enable us to maintain proper backups, access, control etc.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Name	Age	Title
Gary D. Alexander	56	Chief Executive and Chief Financial Officer, President, Secretary/Treasurer, Principal Accounting Officer and sole Director

Background of Officers and Directors

Gary D. Alexander has been our president, chief executive officer, treasurer, chief financial officer and our sole directors since inception on March 26, 2008.  Since November 2007, Mr. Alexander has been an independent director of FirstPlus Financial Group, Inc. located in Beaumont, Texas. FirstPlus Financial is a diversified company that provides commercial loan, auto loan, consumer lending, real estate holding, residential and commercial restoration, facility (janitorial) care and construction management services. FirstPlus Financial files reports with the Securities and Exchange Commission pursuant to Section 13 of the Securities Exchange Act of 1934 and is traded on the Pink Sheets under the symbol FPFX.   Since March 2004, Mr. Alexander has been president of Treasure Coast Private Equity, LLC, a private equity firm that specializes in providing debt and equity resources for privately owned business seeking expansion capital.  Treasure Coast Private Equity is located in Palm City, Florida.    From November 2006 to April 2007, Mr. Alexander was acting chief financial officer of Air Rutter International, LLC and Airspace LLC located in Long Beach California.  Air Rutter and Airspace are engaged in the business jet charter aircraft management.  From November 2005 to March 2006, Mr. Alexander was acting Chief Financial Officer for Jet First, Inc. located in West Palm Beach, Florida.  Jet First is a jet charter company.  From June 1987 to December 2006, Mr. Alexander was a principal at Alexander Company CPA=s located in Palm City, Florida.

Involvement in Certain Legal Proceedings

To the best of the issuer’s knowledge, during the past five years, no director, executive officer, promoter or control person of the Company:

- has any bankruptcy petition filed by or against any business of which the director, executive officer, promoter or control person was a general partner or executive officer either at the time of bankruptcy or within two years prior to that time;

- was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

- was the subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

- were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

- were found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, officers and persons who beneficially owned more than ten percent of the Company’s common stock to file reports of ownership and changes in ownership of common stock.  To the best of the Company’s knowledge, all such reports as required were filed on a timely basis in compliance with Section 16(a).

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or audit committee financial expert.  We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive.  Further, because of our limited operations, we believe the services of a financial expert are not warranted at this time.

The Board of Directors currently acts in the capacity of an audit committee.

Code of Ethics

The Company has attached a code of business conduct and ethics for directors, officers and employees.  The Company’s Code of Ethics is filed as part of this annual report on Form 10-K as Exhibit 14.1.

Family Relationships

We have only one officer/director.  Accordingly, there are no family relationships amongst or between the directors and executive officers.

ITEM 11.                                EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by us to our sole executive officer and director during the fiscal years ended December 31, 2008 and 2007. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Gary D. Alexander	2008	0	0	0	0	0	0	0	0
CEO, CFO, President,	2007	0	0	0	0	0	0	0	0
Secretary/Treasurer, Principal Accounting Officer

The following table sets forth information with respect to compensation paid by us to our sole director during the last completed fiscal year. Our fiscal year end is December 31, 2008.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Fees
	Earned			Non-Equity	Nonqualified	All
	or			Incentive	Deferred	Other
	Paid in	Stock	Option	Plan	Compensation	Compen-
	Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Gary D. Alexander	0	0	0	0	0	0	0

There are no employment agreements with our sole officer and none are being contemplated.
The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our sole named director and executive officer.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole director and officer.

Options/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights (“SARs”) and freestanding SARs have been made to our sole executive officer, or director or employees during the current fiscal year.  No previously granted stock options remain in effect.

Long-Term Incentive Plan Awards

The Company does not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to the Company’s financial performance, stock price or any other measure.

Compensation of Directors

There are no standard arrangements pursuant to which the Company’s sole director is compensated for services provided as directors.  No additional amounts are payable to the Company’s sole director for committee participation or special assignments.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

None.

Report on Repricing of Options/SAR

The Company did not reprice any options or SARs during the year ended December 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial shareholdings of those persons or entities who beneficially hold five percent or more of the Company’s common stock, and our directors and executive officers as a group, as of February 4, 2009, with the computation being based upon 6,327,750 shares of common stock being outstanding.  Each person has sole voting and investment power with respect to the shares of common stock shown and all ownership is of record and beneficial.

	Direct Amount of		Percent
Name of Beneficial Owner	Beneficial Owner	Position	of Class
Gary D. Alexander [1]	3,000,000	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary and Director	47.42%

All Officers and Directors as a
Group (1 Person)	3,000,000		47.42%

Changes in Control

To the knowledge of management, there are no other present arrangements or pledges of the Company’s securities, which may result in a change of control of the Company.

Securities Authorized for Issuance Under Compensatory Plans

None.

ITEM 13.                                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ANDDIRECTOR INDEPENDENCE

Certain Business Relationships

None.

ITEM 14.                                PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$6,000.00
2007	$-

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008	$0.00
2007	$-

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$0.00
2007	$-

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	$-
2007	$-

(5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

ITEM 15.                                EXHIBITS, FINANCIAL STATEMENT SCHEDULES

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation	S-1	July 18, 2008	3.1
3.2	Bylaws	S-1	July 18, 2008	3.2
4.1	Specimen stock certificate	S-1	July 18, 2008	4.1
10.1	Declaration of Trust of Gary Alexander	S-1	July 18, 2008	10.1
14.1	Code of Ethics				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer)				X

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 27th day of March, 2009.

GREENWOOD GOLD RESOURCES, INC.

BY:	GARY D. ALEXANDER
Gary D. Alexander, President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and a member of the Board of Directors.

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation	S-1	July 18, 2008	3.1
3.2	Bylaws	S-1	July 18, 2008	3.2
4.1	Specimen stock certificate	S-1	July 18, 2008	4.1
10.1	Declaration of Trust of Gary Alexander	S-1	July 18, 2008	10.1
14.1	Code of Ethics				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer)				X