Form 10-Q
period 2009-03-31
Greenwood Gold Resources, Inc.
filed 2009-05-15
CIK 1440172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ X ]   NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,327,750 as of May 8, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Balance Sheets	F-2
Statement of Operations	F-3
Statement of Cash Flows	F-4
Note to Financial Statements	F-5

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Balance Sheet

	As at March 31, 2009 (unaudited)	As at December 31, 2008 (audited)

ASSETS

Current Assets
Cash	$5,907	$13,099

TOTAL ASSETS	$5,907	$13,099

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$675	$1,280

Total Liabilities	$675	$1,280

Stockholders’ Equity

Common stock (Note 5)
75,000,000 shares authorized, with a $0.001 par value,
6,327,750 shares issued and outstanding	$6,327	$6,327
Additional paid-in capital	36,248	36,248

Accumulated Deficit	(37,343)	(30,756)

Total Stockholders’ Equity	$5,232	$11,819

Total Liabilities and Stockholders’ Equity	$5,907	$13,099

The accompanying notes are an integral part of these financial statements

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Statement of Operations
(unaudited)

	For The Three Months Ended March 31, 2009	Cumulative results from March 26, 2008 (date of inception) to March 31, 2009

REVENUE	$-	$-

EXPENSES

General office expenses	$234	$924
Accounting Fees	5,500	6,000
Legal fees	175	16,030
Mineral property costs	-	3,780
Postage and Delivery	-	863
Rent - Office	479	1,118
Transfer agent and filing fees	199	2,041

Total Expenses	$6,587	$30,756

Net Loss	$(6,587)	$(30,756)

Earnings (Loss) Per Share

Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding

Basic	6,327,750	4,305,387
Diluted	6,327,750	4,305,387

The accompanying notes are an integral part of these financial statements

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

	Three Months Ended March 31, 2009	Cumulative From March 26, 2008 (date of inception) to March 31, 2009

CASH FROM OPERATING ACTIVITIES:

Accumulated Deficit	$(6,587)	$(30,756)

Changes in operating assets and liabilities

Accounts payable	(605)	1,280

Net Cash Used in Operating Activities	(7,192)	(29,476)

CASH FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	-	42,575

Net Cash from Financing Activities	-	42,575

Net increase (decrease) in Cash		13,099

Cash, Beginning	$13,099	–

Cash, Ending	$5,907	$13,099

The accompanying notes are an integral part of these financial statements

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2009
(unaudited)

1.     Nature of Operations and Continuance of Business

Greenwood Gold Resources, Inc. (“the Company”) was incorporated in the State of Nevada on March 26, 2008. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s business plan is to acquire, explore and develop mineral properties. The Company has not determined whether its mining claims contain ore reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  At March 31, 2009 the Company has limited cash resources and will likely require new financing, either through issuing shares or debt, to continue the development of its business.  Management intends to offer additional common stock; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the ability of the Company to determine the existence of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, obtain necessary financing and then profitable operations.  As of March 31, 2009, the Company has never generated any revenues and has accumulated losses of $37,343 since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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
March 31, 2009
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

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2009
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

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2009
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

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2009
(unaudited)

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

         l)     Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the period ended December 31, 2008, included in the Company’s Annual Report on Form 10-K filed on March 30, 2009 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at March 31, 2009, and the results of its operations and cash flows for the period ended March 31, 2009. The results of operations for the period ended March 31, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

3.	Mineral Properties

On April 30, 2008, the Company, through its President and director, acquired title to a mineral property in the southwest of Gander, Central Newfoundland; herein referred to as “Greenwood Pond Property”. The claim is registered in the name of the President of the Company, who is holding the claim in trust on behalf of the Company.

4.	Related Party Transactions

At March 31, 2009 the company had no outstanding related party transactions.

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2009
(unaudited)

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

        We had cash resources of $5,907 as at March 31, 2009.  We do not know how long the money will last.  This is dependant on the amount of exploration we conduct and the cost thereof.  To date we have not performed any work on the property. We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists in the property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility. We currently do not have sufficient funds to continue with our exploration program as we will continue to incur administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents.

                If we wish to continue our exploration program, we will need to try to raise additional funds from a public offering, a private placement or loans.  At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise money in the future.  If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

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

    Phase 1 of the recommended geological exploration program will cost approximately $7,450.   Phase 1 would consist of on-site surface reconnaissance, mapping, sampling and trench site identification. Geochemical analyses of the samples would follow. Phase 1 of the exploration program would take approximately between 0 to 90 days, weather permitting. We anticipate commencing this phase of the exploration program, subject to our geologist, Mr. Jeanne’s availability to proceed with our proposed exploration program and the availability of additional capital to carry out the activities under Phase 1.  Upon our review of the results we will assess whether the results are sufficiently positive to warrant proceeding with Phase 2 of the exploration program.

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

        Currently, we do not have sufficient funds to complete Phase 1 or to initiate Phase 2 and will need to raise additional capital from a public offering, a private placement or loans.

        We anticipate that additional funding will be in the form of issuance of debt and/or equity financing from the sale of our common stock. However, we have no assurance that we will be able to raise sufficient funds from the sale of our common stock to pay all of our anticipated expenses.  Management has been exploring a number of options to meet our obligations and future capital requirements, including the possibility of equity offering, debt financing, and business combination but has not entered into any agreement for any of the foregoing.   There can be no assurance that additional financing will be available to us when needed, or, if available, that it can be obtained on commercially reasonable terms. We currently have no plans or commitments for additional funding.

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

Results of Activities

From Inception on March 26, 2008 to March 31, 2009

       We acquired the right to conduct exploration activity on one mineral claim consisting of thirteen claim blocks, collectively referred to as the Greenwood Pond property.  The Greenwood Pond property is located in central Newfoundland, Canada.  We do not own any interest in the property, but merely have the right to conduct exploration activities on one property.  We commissioned Richard Jeanne, Consulting Geologist to prepare a proposed exploration work program.  We have not commenced any exploration work and we do not have sufficient funds to proceed with Phase 1 or to initiate Phase 2 and will need to raise additional capital from a public offering, a private placement or loans.

During the period ended March 31, 2009, we filed application with the Newfoundland Labrador Department of Natural Resources to be granted a twelve month extension of time to complete the first year assessment work on our mineral license.  Our application was approved on April 4, 2009.

Net cash from the sale of shares since inception on March 26, 2008 to March 31, 2009 was $ 42,575.  Since inception we have used our common stock to raise money for the property title acquisition, for corporate expenses and to repay outstanding indebtedness.

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

As of March 31, 2009 we had $5,907 in total current assets and total current liabilities of $675 for a working capital position of $5,232.  Total liabilities were comprised of professional fees.

        We do not believe that we can sustain our operations from existing working capital and operations over the next twelve months, as we have yet to commence operations, and have not generated any revenues there can be no assurance that we can generate sufficient revenues from operations.  During the next twelve months, we expect to incur indebtedness for carrying out our proposed exploration program, administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing.

We will require additional working capital, as we currently have inadequate capital to fund all of our business strategies, which could severely limit our operations.  At the present time, we have not made any arrangements to raise additional cash.  If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our President, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) during the most recently completed fiscal quarter, pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our President concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

During the most recently completed fiscal quarter we have evaluated our internal controls over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Limitations on the Effectiveness of Controls

    Our management, which includes our President, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

PART II. OTHER INFORMATION

ITEM 1.                     LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceedings or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                     OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following documents are included herein:

Exhibit No.	Document Description

10.1	Declaration of Trust of Gary Alexander (filed as exhibit 10.1 to the Company’s Form S-1 Registration Statement filed on July 18, 2008 and incorporated herein by reference thereto).

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). *
*	Filed herewith

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 13th day of May 2009.

GREENWOOD GOLD RESOURCES, INC. (Registrant)

By:	GARY D. ALEXANDER
Gary D. Alexander
President, Principal Executive and Principal Financial Officer, Treasurer/Secretary, Principal Accounting Officer, and sole member of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description

10.1	Declaration of Trust of Gary Alexander (filed as exhibit 10.1 to the Company’s Form S-1 Registration Statement filed on July 18, 2008 and incorporated herein by reference thereto).

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). *
*	Filed herewith