Form 10-Q
period 2009-06-30
Greenwood Gold Resources, Inc.
filed 2009-08-14
CIK 1440172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,327,750 as of August 13, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Balance Sheets	F-2
Statement of Operations	F-3
Statement of Cash Flows	F-4
Note to Financial Statements	F-5

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Balance Sheet

	As at June 30, 2009 (unaudited)	As at December 31, 2008 (audited)

ASSETS

Current Assets
Cash	$1,764	$13,099

TOTAL ASSETS	$1,764	$13,099

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$-	$1,280
Due to a stockholder	$2,500	$-

Total Liabilities	$2,500	$1,280

Stockholders’ Equity

Common stock (Note 5)
75,000,000 shares authorized, with a $0.001 par value,
6,327,750 shares issued and outstanding	$6,327	$6,327
Additional paid-in capital	36,248	36,248
Accumulated Deficit	(43,311)	(30,756)

Total Stockholders’ Equity	$(736)	$11,819

Total Liabilities and Stockholders’ Equity	$1,764	$13,099

The accompanying notes are an integral part of these financial statements

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Statement of Operations
(unaudited)

	For The Three Months Ended June 30,		For the Six Months Ended June 30,	For the Period from Inception to June 30,	Cumulative results from March 26, 2008 (date of inception) to June 30, 2009
	2009	2008	2009	2008

REVENUE	$-	$-	$-	$-	$-

EXPENSES

General office expenses	$480	$220	$714	$220	$1,638
Accounting Fees	1,000	5,000	6,500	5,000	12,500
Legal fees	1,636	2,500	1,811	2,500	17,841
Mineral property costs	2,165	3,780	2,165	3,780	5,945
Postage and Delivery	46	462	46	462	909
Rent - Office	479	160	959	160	2,077
Transfer agent and filing fees	162	138	361	988	2,401
Total Expenses	$5,968	$12,259	$12,555	$13,109	$43,311

Net Loss	$(5,968)	$(12,259)	$(12,555)	$(13,109)	$(43,311)

Earnings (Loss) Per Share

Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding

Basic	6,327,750	4,305,387	6,327,750	4,305,387	4,305,387
Diluted	6,327,750	4,305,387	6,327,750	4,305,387	4,305,387

The accompanying notes are an integral part of these financial statements

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

	Six Months Ended June 30, 2009	Period from Inception to June 30, 2008	Cumulative From March 26, 2008 (date of inception) to June 30, 2009

CASH FROM OPERATING ACTIVITIES:

Accumulated Deficit	$(12,555)	$(13,109)	$(43,311)

Changes in operating assets and liabilities

Accounts payable	(1,280)	982
Accounts payable related party	$2,500	$0	$2,500

Net Cash Used in Operating Activities	$(11,335)	$(12,127)	$(40,811)

CASH FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	–	42,575	42,575

Net Cash from Financing Activities	–	42,575	42,575

Net increase (decrease) in Cash

Cash, Beginning	$13,099	$–	–

Cash, Ending	$1,764	$30,448	$1,764

The accompanying notes are an integral part of these financial statements

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2009
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  At June 30, 2009 the Company has limited cash resources and will likely require new financing, either through issuing shares or debt, to continue the development of its business.  Management intends to offer additional common stock; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the ability of the Company to determine the existence of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, obtain necessary financing and then profitable operations.  As of June 30, 2009, the Company has never generated any revenues and has accumulated losses of $43,311 since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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
June 30, 2009
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
June 30, 2009
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
June 30, 2009
(unaudited)

2.      Summary of Significant Accounting Policies (continued)

k)      Recent Accounting Pronouncements

In June 2009, the FASB issued FASB No. 168, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the standard will not have a material impact on the Company.

In June 2009, the FASB issued FASB No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 requires additional disclosures about the transfer and derecognition of financial assets and eliminates the concept of qualifying special-purpose entities under SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The adoption of the standard will not have a material impact on the Company.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events.” SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, and is effective for interim and annual periods ending after June 15, 2009.

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1 (“APB No. 28-1”), “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP SFAS No. 107-1 and APB No. 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information for interim reporting periods. FSP SFAS No. 107-1 and APB No. 28-1 is effective for interim reporting periods ending after June 15, 2009. The Company is in the process of evaluating the impact of FSP SFAS No. 107-1 and APB No. 28-1 on our financial position and results of operations.

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
June 30, 2009
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
June 30, 2009
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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at June 30, 2009, and the results of its operations and cash flows for the period ended June 30, 2009. The results of operations for the period ended June 30, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

3.	Mineral Properties

On April 30, 2008, the Company, through its President and director, acquired title to a mineral property in the southwest of Gander, Central Newfoundland; herein referred to as “Greenwood Pond Property”. The claim is registered in the name of the President of the Company, who is holding the claim in trust on behalf of the Company.

4.	Related Party Transactions

At June 30, 2009 the President and Stockholder of the Company is owed $2,500 for cash advancedto the Company.  The amount due is unsecured, non-interest bearing and due on June 29, 2010.

5.	Common Stock

Since inception, the Company issued 3,000,000 shares of common stock at $0.001 per share, 3,250,000 shares of common stock at $0.005 per share and 77,750 shares of common stock at $0.30 per share for cash proceeds of $42,575.

6.	Occupancy

Beginning June 1, 2008, the Company entered into a sublease agreement for approximately 144 square feet of executive style office space with an unrelated third party for an initial term of one year. Additional terms include annual rental in the amount of $1,800 plus applicable state and local taxes payable at a rate of $150 per month with first payment due June 1, 2008 and an option to renew for an additional one year at an annual rent amount to be agreed upon. A separate security deposit requirement was waived by mutual agreement of the parties. The lease was renewed during the quarter ended June 30, 2009 under the same terms initially agreed upon by both parties.

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

In April 2008 we issued 3,000,000 restricted shares of common stock to Gary D. Alexander; our sole officer and director pursuant to Section 4(2) of the Securities Act of 1933.  The shares were sold in a private transaction to Mr. Alexander.  No commissions were paid to anyone in connection with the sale of the shares and general solicitation was not made to anyone.

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

        We had cash resources of $1,764 as at June 30, 2009.  We currently do not have sufficient funds to continue with our exploration program as we will continue to incur administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents.

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

    We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that whatever is located under adjoining properties may or may not be located under our property. We do not claim to have any minerals or reserves whatsoever at this time on any of our property. Our exploration program will not result in the generation of revenue. It is designed only to determine if mineralized material is located on the property. Revenue will only be generated if we discover mineralized material and extract the minerals and sell them. Because we have not found mineralized material yet, it is impossible to project revenue generation.

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

        Currently, we do not have sufficient funds to carry out our exploration program and will need to raise additional capital from a public offering, a private placement or loans.

        We anticipate that additional funding will be in the form of issuance of debt and/or equity financing from the sale of our common stock. However, we have no assurance that we will be able to raise sufficient funds from the sale of our common stock to pay all of our anticipated expenses.  On June 29, 2009, our President advanced a total of $ 2,500 for general working capital.  This loan is non-interest bearing and will need to be repaid within one year from the issuance date.   There can be no assurance that he will continue to advance funds as required or that other methods of financing will be available or accessible on reasonable terms.  Management has been exploring a number of options to meet our obligations and future capital requirements, including the possibility of equity offering, debt financing, and business combination but has not entered into any agreement for any of the foregoing.

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

Results of Activities

From Inception on March 26, 2008 to June 30, 2009 and for the Six months ended June 30, 2009 Compared to June 30, 2008

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

        The Company had no revenues for the six month periods ended June 30, 2009 and from inception to June 30, 2008 and does not expect to recognize revenue in the foreseeable future.  The Company incurred expenses of  $12,555 and $13,109 for the six months ended June 30, 2009 and from inception to June 30, 2008, respectively.

        For the three months ended June 30, 2009 and 2008: We had a net loss of $5,968 for the three months ended June 30, 2009 compared to a net loss of $12,259 for the three months ended June 30, 2008.  The decrease of $6,291 was due to a decrease in professional fees, postage and delivery and general office expenses.

                 Net cash from the sale of shares since inception on March 26, 2008 to June 30, 2009 was $ 42,575.  Since inception we have used our common stock to raise money for the property title acquisition, for corporate expenses and to repay outstanding indebtedness. In addition, Mr. Alexander has advanced a total of $ 2,500 to us.  The loan is unsecured, non-interest bearing and will need to be repaid within one year from the issuance date.

         During the quarter ended June 30, 2009, we did not issue any common stock.

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

As of June 30, 2009 we had $1,764 in total current assets and total current liabilities of $2,500 for a working capital position of $(736).  Total liabilities were comprised of loan payable to a stockholder.

We do not believe that we can sustain our operations from existing working capital and operations over the next twelve months, as we have yet to commence operations, and have not generated any revenues there can be no assurance that we can generate sufficient revenues from operations.  During the next twelve months, we expect to incur indebtedness for administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing.

We will require additional working capital, as we currently have inadequate capital to fund all of our business strategies, which could severely limit our operations.  On June 29, 2009, our President advanced a total of
$ 2,500 for general working capital.  There are no documents reflecting the loan and Mr. Alexander has indicated that he will accept repayment from us within one year from the loan issuance date.  There can be no assurance that he will continue to advance funds as required or that other methods of financing will be available or accessible on reasonable terms.  If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Critical Accounting Policies

There have been no material changes in our existing accounting policies and estimates from the disclosures included in our 2008 Form 10-K, except for the newly adopted accounting policies as disclosed in the interim financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective; however the following material weaknesses exist:

(i)	As the Company is governed by one officer who is also the only director, there is an inherent lack of segregation of duties and lack of independent governing board.

(iii)
There are no controls in place to ensure that expenses are recorded when incurred, as opposed towhen invoices are presented by suppliers, increasing the risk of incomplete expenses and accruedliabilities.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 14th day of August 2009.

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