Form 10-Q
period 2009-09-30
Greenwood Gold Resources, Inc.
filed 2009-11-13
CIK 1440172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,327,750 as of November 11, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Balance Sheets	F-2
Statement of Operations	F-3
Statement of Cash Flows	F-4
Note to Financial Statements	F-5

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Balance Sheet

	As at September 30, 2009 (unaudited)	As at December 31, 2008 (audited)

ASSETS

Current Assets
Cash	$2,932	$13,099

TOTAL ASSETS	$2,932	$13,099

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$55	$1,280
Due to a stockholder	$5,000	$-

Total Liabilities	$5,055	$1,280

Stockholders’ Equity

Common stock (Note 5)
75,000,000 shares authorized, with a $0.001 par value,
6,327,750 shares issued and outstanding	$6,327	$6,327
Additional paid-in capital	36,248	36,248
Accumulated Deficit	(44,698)	(30,756)

Total Stockholders’ Equity	$(2,123)	$11,819

Total Liabilities and Stockholders’ Equity	$2,932	$13,099

The accompanying notes are an integral part of these financial statements

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Statement of Operations
(unaudited)

	For The Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from Inception to September 30,	Cumulative results from March 26, 2008 (date of inception) to September 30, 2009
	2009	2008	2009	2008

REVENUE	$-	$-	$-	$-	$-

EXPENSES

General office expenses	$(40)	$572	$674	$792	$1,598
Accounting Fees	1,000	1,000	7,500	6,000	13,500
Legal fees	337	12,500	2,148	15,000	18,178
Mineral property costs	(578)	0	1,587	3,780	5,367
Postage and Delivery	32	243	78	705	941
Rent - Office	479	479	1,438	639	2,556
Transfer agent and filing fees	157	836	518	1,824	2,559

Total Expenses	$1,388	$15,630	$13,942	$28,740	$4,698

Net Loss	$(1,388)	$(15,630)	$(13,942)	$(28,740)	$(44,698)

Earnings (Loss) Per Share

Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding

Basic	6,327,750	4,305,387	6,327,750	4,305,387
Diluted	6,327,750	4,305,387	6,327,750	4,305,387

The accompanying notes are an integral part of these financial statements

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30, 2009	Period from Inception to September 30, 2008	Cumulative From March 26, 2008 (date of inception) to September 30, 2009

CASH FROM OPERATING ACTIVITIES:

Accumulated Deficit	$(13,942)	$(28,740)	$(44,698)

Changes in operating assets and liabilities

Accounts payable	(1,225)	1,000	55
Accounts payable related party	$5,000	$0	$5,000

Net Cash Used in Operating Activities	$(10,167)	$(27,740)	$(39,643)

CASH FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	–	42,575	42,575

Net Cash from Financing Activities	–	42,575	42,575

Net increase (decrease) in Cash	(10,167)	14,835	2,932

Cash, Beginning	$13,099	$–	$–

Cash, Ending	$2,932	$14,835	$2,932

The accompanying notes are an integral part of these financial statements

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2009
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  At September 30, 2009 the Company has limited cash resources and will likely require new financing, either through issuing shares or debt, to continue the development of its business.  Management intends to offer additional common stock; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the ability of the Company to determine the existence of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, obtain necessary financing and then profitable operations.  As of September 30, 2009, the Company has never generated any revenues and has accumulated losses of $44,698 since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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
September 30, 2009
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

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2009
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

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2009
(unaudited)

2.      Summary of Significant Accounting Policies (continued)

k)	Recent Accounting Pronouncements

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-07, Technical Corrections to SEC Paragraphs. This Accounting Standards Update corrected SEC paragraphs in response to comment letters. The adoption of ASU 2009-07 will not have material impact on our financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-08, Earnings Per Share Amendments to Section 260-10-S99. This Codification Update represents technical corrections to Topic 260-10-S99, Earnings per Share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The adoption of ASU 2009-08 will not have material impact on our financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures Overall, to provide guidance on the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The adoption of ASU 2009-12 will not have material impact on our financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-03, SEC Update — Amendments to Various Topics Containing SEC Staff Accounting Bulletins. This ASU updated cross-references to Codification text. The adoption of ASU 2009-03 will not have a material impact on our financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures - Overall, to provide guidance on the fair value measurement of liabilities. The adoption of ASU 2009-05 is not expected to have a material impact on our financial statements.

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2009
(unaudited)

2.      Summary of Significant Accounting Policies (continued)

k)	Recent Accounting Pronouncements (continued)

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 — Generally Accepted Accounting Principles — amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This ASU reflected the issuance of FASB Statement No. 168. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. This Accounting Standards Update includes Statement 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for us in the third quarter of 2009, and accordingly, our Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

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

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2009
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
September 30, 2009
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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at September 30, 2009, and the results of its operations and cash flows for the period ended September 30, 2009. The results of operations for the period ended September 30, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

          m)   Subsequent Events

These interim financial statements were approved by management and were issued onNovember 11, 2009.  Subsequent events have been evaluated through this date.

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

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2009
(unaudited)

4.      Related Party Transactions

At September 30, 2009 the President and Stockholder of the Company is owed $5,000 for cashadvancedto the Company.  The amount due is unsecured, non-interest bearing and due on June29, 2010.

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

        We had cash resources of $2,932 as at September 30, 2009.  We currently do not have sufficient funds to continue with our exploration program as we will continue to incur administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents.

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

        We anticipate that additional funding will be in the form of issuance of debt and/or equity financing from the sale of our common stock. However, we have no assurance that we will be able to raise sufficient funds from the sale of our common stock to pay all of our anticipated expenses.  To date, our President advanced a total of $ 5,000 for general working capital.  This loan is non-interest bearing and will need to be repaid on June 29, 2010.   There can be no assurance that he will continue to advance funds as required or that other methods of financing will be available or accessible on reasonable terms.  Management has been exploring a number of options to meet our obligations and future capital requirements, including the possibility of equity offering, debt financing, and business combination but has not entered into any agreement for any of the foregoing.

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

Results of Activities

From Inception on March 26, 2008 to September 30, 2009 and for the Nine months ended September 30, 2009 Compared to September 30, 2008

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

        For the three months ended September 30, 2009 and 2008: We had a net loss of $1,388 for the three months ended September 30, 2009 compared to a net loss of $15,630 for the three months ended September 30, 2008.  The decrease of $14,242 was due to a decrease in legal fees, postage and delivery and general office expenses.

        For the nine months ended September 30, 2009 and from inception on March 26, 2008 to September 30, 2008: We experienced a net loss of $13,942 and $28,740 for the nine months ended September 30, 2009 and from inception to September 30, 2008, respectively. This decrease of $14,798 was due to a decrease in mineral property costs and legal fees.

The Company had no revenues for the nine month period ended September 30, 2009 and from inception to September 30, 2008 and does not expect to recognize revenue in the foreseeable future. Net cash from the sale of shares since inception on March 26, 2008 to June 30, 2009 was $ 42,575.  Since inception we have used our common stock to raise money for the property title acquisition, for corporate expenses and to repay outstanding indebtedness. In addition, Mr. Alexander has advanced a total of $ 5,000 to us.  The loan is unsecured, non-interest bearing and will need to be repaid on June 29, 2010.

        During the quarter ended September 30, 2009, we did not issue any common stock.

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

As of September 30, 2009 we had $2,932 in total current assets and total current liabilities of $5,055 for a working capital position of $(2,123).  Total liabilities were comprised of loan payable to a stockholder and accounts payable.

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

We will require additional working capital, as we currently have inadequate capital to fund all of our business strategies, which could severely limit our operations.  To date, our President advanced a total of $ 5,000 for general working capital.  There are no documents reflecting the loan and Mr. Alexander has indicated that he will accept repayment from us on June 29, 2010.  There can be no assurance that he will continue to advance funds as required or that other methods of financing will be available or accessible on reasonable terms.  If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

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

(ii)      There are no controls in place to ensure that expenses are recorded when incurred, as opposed towhen invoices are presented by suppliers, increasing the risk of incomplete expenses and accruedliabilities.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3.                   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                   OTHER INFORMATION

Subsequent to the period ended September 30, 2009, the Company appointed Mr. Michael Alexander to the Board of Directors.  Record of this event was made under Form 8-K and filed with the Securities and Exchange Commission on October 23, 2009.

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

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 11th day of November 2009.

GREENWOOD GOLD RESOURCES, INC. (Registrant)
BY:	GARY D. ALEXANDER Gary D. Alexander President, Principal Executive and Principal Financial Officer, Treasurer/Secretary, Principal Accounting Officer, and member of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description

10.1	Declaration of Trust of Gary Alexander (filed as exhibit 10.1 to the Company’s Form S-1 Registration Statement filed on July 18, 2008 and incorporated herein by reference thereto).

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). *

*	Filed herewith