Form 10-K
period 2009-12-31
Greenwood Gold Resources, Inc.
filed 2010-03-29
CIK 1440172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

Commission file number 333-152417

GREENWOOD GOLD RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

4285 S.W. Martin Highway
Palm City, FL  34990
(Address of principal executive offices, including zip code.)

(772) 288-2775
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [   ] Yes   [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: [   ] Yes    [ X ] No

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

Large Accelerated filer	[ ]	Accelerated filer [ ]
Non-accelerated filer	[ ]	Smaller reporting company [X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [X] Yes   [   ] No

On March 29, 2010, the Registrant had 6,327,750 outstanding common shares of voting common stock.

The aggregate market value of the voting common stock held by non-affiliates (3,327,750 shares of voting common stock) as of June 30, 2009, was $ 998,325, computed at $0.30 per share using the latest price of our common stock from our most recent private offering, assuming solely for the purposes of this calculation that the directors and executive officers of the issuer are “affiliates”.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCROPORTED BY REFERENCE

Exhibits incorporated by reference are referred to under Part IV.

GREENWOOD GOLD RESOURCES, INC.

Cautionary Statement Regarding Forward-Looking Statements

This document and the documents incorporated by reference herein contain forward-looking statements. We have based these statements on our beliefs and assumptions, based on information currently available to us. These forward-looking statements are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations, our total market opportunity and our business plans and objectives set forth under the sections entitled “Description of Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are not guarantees of performance. Our future results and requirements may differ materially from those described in the forward-looking statements. Many of the factors that will determine these results and requirements are beyond our control. In addition to the risks and uncertainties discussed in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” investors should consider the following:

•	our ability to successfully implement our business strategy,

•	the impact of competition and changes to the competitive environment on our products and services, and

•	other factors detailed from time to time in our filings with the Securities and Exchange Commission.

These forward-looking statements speak only as of the date of this report. We do not intend to update or revise any forward-looking statements to reflect changes in our business anticipated results of our operations, strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events, except as required by law.

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

Our administrative office is located at 4285 S.W. Martin Highway, Palm City, Florida 34990 and our telephone number is (772) 288-2775. Our registered statutory office is located at 1802 North Carson Street, Suite 108, Carson City, Nevada 89701. Our mailing address is the same as our administrative office, at 4285 S.W. Martin Highway, Palm City, Florida 34990.

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

Competition

The gold mining industry is fragmented, that is there are many, many gold prospectors and producers, small and large. We do not compete with anyone. That is because there is no competition for the exploration or removal of minerals from the property. We will either find gold on the property or not. If we do not, we will cease or suspend operations. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold mining market. Readily available gold markets exist in Canada and around the world for the sale of gold. Therefore, we will be able to sell any gold that we are able to recover.

Regulation

Our mineral exploration program is subject to the Canadian Mineral Tenure Act Regulation. This act sets forth rules for:

*	locating claims
*	posting claims
*	working claims
*	reporting work performed

We are also subject to the Newfoundland Mineral Exploration Code which tells us how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our operations.

Environmental Law

We are also subject to the Health, Safety and Reclamation Code for Mines in Newfoundland. This code deals with environmental matters relating to the exploration and development of mining properties. Its goals are to protect the environment through a series of regulations affecting:

1.           Health and Safety
2.           Archaeological Sites
3.           Exploration Access

We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

We are in compliance with the Act and will continue to comply with the act in the future. We believe that compliance with the act will not adversely affect our business operations in the future.

Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only Acost and effect@ of compliance with environmental regulations in Newfoundland is returning the surface to its previous condition upon abandonment of the property. We believe the cost of reclaiming the property will be $750 if we drill 8 holes and $2,250 if we drill 20 holes.

Employees and Employment Agreements

At present, we have no full-time employees. Our sole officer and directors are part-time employees and will devote about 10% of their time or four hours per week to our operation. Neither Mr. Gary D. Alexander, our sole officer and director or Michael S. Alexander, director, have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Mr. Gary D. Alexander will handle the majority of our administrative duties.

We intend to subcontract all work out to third parties.  We intend to use the services of subcontractors for manual labor exploration work on our property.  As of today, we have not looked for or talked to any geologists or engineers who will perform work for us in the future. We do not intend to do so until we complete this offering.

ITEM 1A.	RISK FACTORS

                We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our administrative office is located at 4285 S.W. Martin Highway, Palm City, FL, 34990 and our telephone number is (772) 288-2775. Beginning June 1, 2008, the Company entered into a sublease agreement for approximately 144 square feet of executive style office space with an unrelated third party for an initial term of one year. Additional terms include annual rental in the amount of $1,800 plus applicable state and local taxes payable at a rate of $150 per month with first payment due June 1, 2008 and an option to renew for an additional one year at an annual rent amount to be agreed upon. A separate security deposit requirement was waived by mutual agreement of the parties. The lease was renewed during the fiscal year ended December 31, 2009 under the same terms initially agreed upon by both parties.

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

The property was staked by Richard A. Jeanne, a non-affiliated third party. Mr. Jeanne is a self-employed professional geologist residing in Reno, NV.  Record title to the property upon which we intend to conduct exploration activities is held in the name of Gary D. Alexander, our president.  In April 2008, Mr. Gary D. Alexander executed a declaration of trust acknowledging that he holds the property in trust for us and he will not deal with the property in any way, except to transfer the property to us. In the event that Mr. Gary D. Alexander transfers title to a third party, the declaration of trust will be used as evidence that he breached his fiduciary duty to us. Mr. Gary D. Alexander has not provided us with a signed or executed bill of sale in our favor.

Under Newfoundland law, in the case of corporations, title must be held by a Newfoundland corporation.  Since we are an American corporation, we can never possess legal mineral claim to the land.  In order to comply with the law we would have to incorporate a Newfoundland wholly owned subsidiary corporation and obtain audited financial statements.  We believe those costs would be a waste of our money at this time. Accordingly, we have elected not to create the subsidiary at this time, but will do so if mineralized material is discovered on the property.

In the event that we find mineralized material and the mineralized material can be economically extracted, we will form a wholly owned Newfoundland subsidiary corporation and Mr. Gary D. Alexander will convey title to the property to the wholly owned subsidiary corporation. Should Mr. Gary D. Alexander transfer title to another person and that deed is recorded before we record our documents, that other person will have superior title and we will have none. If that event occurs, we will have to cease or suspend operations. However, Mr. Gary D. Alexander will be liable to us for monetary damages for breaching the terms of his agreement with us to transfer his title to a subsidiary corporation we create.

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

Claims

The following is a list of the license numbers, claim name, and expiration date of our mineral claim:

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

Other Property

Other than our interest in the property, we own no plants or other property. With respect to the property, our right to conduct exploration activity is based upon our oral agreement with Mr. Gary D. Alexander. Under this oral agreement, he has allowed us to conduct exploration activity on the property. Mr. Gary D. Alexander holds the property in trust for us pursuant to a declaration of trust.

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

There is no established trading market for our common stock.  We cannot provide assurance that any established trading market for our common stock will develop or be maintained.  On February 23, 2009, our common stock was approved for quotation on the Financial Industry Regulatory Association’s Over-the-Counter Bulletin Board.  Our shares are listed under the trading symbol GGRI.OB and the price of the shares will be established by the market.

Shareholders

As at March 29, 2010 the Company had 34 shareholders of record of common stock.

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

The application of the penny stock rules may affect your ability to resell your shares.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

ITEM 6	SELECTED FINANCIAL DATA

Pursuant to Item 301(c) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required under this item.

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

Limited Operating History; Need for Additional Capital

There is limited historical financial information about Greenwood Gold Resources, Inc. upon which to base an evaluation of our performance.  We are an exploration stage corporation and have not generated any revenues from operations.  We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in carrying out our exploration program and competition. There is no assurance that future financing will be available to our Company on acceptable terms.

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

We do not intend to interest other companies in the claim if we find mineralized material. We intend to try to develop the reserves ourselves through the use of a consultant. We have no plans to interest other companies in the claim if we do not find mineralized material. To pay the consultant and develop the reserves, we will have to raise additional funds through a public offering, a second private placement or through loans. As of the date of this report, we have no plans to raise additional funds. Further, there is no assurance we will be able to raise any additional funds even if we discover mineralized material and a have a defined ore body.

Currently, we do not have sufficient funds to carry out our exploration program and will need to raise additional capital from a public offering, a private placement or loans.

We anticipate that additional funding will be in the form of issuance of debt and/or equity financing from the sale of our common stock. However, we have no assurance that we will be able to raise sufficient funds from the sale of our common stock to pay all of our anticipated expenses.  To date, our President advanced a total of $12,500 for general working capital.  The loan is non-interest bearing and due on demand. There can be no assurance that he will continue to advance funds as required or that other methods of financing will be available or accessible on reasonable terms.  Management has been exploring a number of options to meet our obligations and future capital requirements, including the possibility of equity offering, debt financing, and business combination but has not entered into any agreement for any of the foregoing.

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

Results of Activities

For the Years Ended December 31, 2009 and 2008

We had a net loss of $16,359 for the year ended December 31, 2009 compared to a net loss of $30,756 for the year ended December 31, 2008.  The change is explained below.

Operating Expenses:  Operating expenses were $16,359 and $30,756 for the years ended December 31, 2009 and 2008, respectively.  The decrease of $14,397 was primarily due to a decrease in legal fees, decrease in mineral property costs associated with staking the claim and the preparation of the work program by Richard Jeanne and transfer agent and filing fees.

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

Net cash from the sale of shares since inception on March 26, 2008 to December 31, 2009 was $42,575.  Since inception we have used our common stock to raise money for the property title acquisition, for corporate expenses and to repay outstanding indebtedness.

We are an exploration stage company and are in the early stages of developing our products and services. As of the date of this report, we have not conducted exploration activities on our property or generated any revenues.  As a result, we have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future as we attempt to expand our infrastructure and development activities. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses. These conditions could further impact our business and have an adverse effect on our financial position, results of operations and/or cash flows.

Liquidity and Capital Resources

As of December 31, 2009 we had $7,960 in total current assets and total current liabilities of $12,500 for a working capital deficit of $4,540 compared to $13,099 in total assets and total liabilities of $1,280 for the year ended December 31, 2008.  Total liabilities for the year ended December 31, 2009 were comprised of the loan payable to Mr. Gary D. Alexander.

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

We will require additional working capital, as we currently have inadequate capital to fund all of our business strategies, which could severely limit our operations. To date, our President advanced a total of $12,500 for general working capital.  There can be no assurance that he will continue to advance funds as required or that other methods of financing will be available or accessible on reasonable terms.  Management has been exploring a number of options to meet our obligations and future capital requirements, including the possibility of equity offering, debt financing, and business combination but has not entered into any agreement for any of the foregoing.  At the present time, we have not made any arrangements to raise additional cash.  If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

Recent accounting pronouncements

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, “Fair Value Measurements and Disclosures” (ASC topic 820), “Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)”. This Accounting Standards Update amends ASC subtopic 820-10, “Fair Value Measurements and Disclosures Overall”, to provide guidance on the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The adoption of ASU 2009-12 will not have material impact on our financial statements.

In August 2009, the FASB issued ASC 820, “Fair Value Measurements and Disclosures  — Measuring Liabilities at Fair Value”. This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures - Overall, to provide guidance on the fair value measurement of liabilities. The adoption of ASC 820 is not expected to have a material impact on our financial statements.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 — Generally Accepted Accounting Principles.  This reflected the issuance of FASB Statement No. 168. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB ASC 105, the FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. This Accounting Standards Update includes Statement 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for us in the fourth quarter of 2009, and accordingly, our Annual Report on Form 10-K for the year ending December 31, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 855, “Subsequent Events.”  ASC 855 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, and is effective for interim and annual periods ending after June 15, 2009.

In April 2009, the FASB issued ASC topic 825, “Financial Instruments” (formerly FASB Staff Position (“FSP”) SFAS No. 107-1) and ASC topic 270, “Interim Reporting” (formerly Accounting Principles Board (“APB”) Opinion No. 28-1 (“APB No. 28-1”), “Interim Disclosures about Fair Value of Financial Instruments”, which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”), and requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC topic 825 and ASC topic 270 also amends APB Opinion No. 28, “Interim Financial Reporting”, (codified as ASC topic 270) to require those disclosures in summarized financial information for interim reporting periods. ASC topic 825 and ASC topic 270 is effective for interim reporting periods ending after June 15, 2009. The Company is in the process of evaluating the impact of ASC topic 825 and ASC topic 270 on our financial position and results of operations.

In October 2008, the FASB issued ASC topic 820, “Fair Value Measurement When the Markets Are Not Active” (formerly FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”), which addresses the application of ASC topic 820 – Fair Value Measurements (formerly SFAS No.157 for illiquid financial instruments).  ASC topic 820 clarifies that approaches to determining fair value other than the market approach may be appropriate when the market for a financial asset is not active.  The Company does not expect the adoption of ASC topic 820 to have a material effect on the Company’s financial statements.

In June 2008, the Financial Accounting Standards Board (FASB) issued ASC topic 260 “Earnings Per Share”, (formerly FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”).  ASC topic 260 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards.  ASC topic 260 states that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method.  ASC topic 260 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company does not expect the adoption of ASC topic 260 to have a material impact on its financial statements.

In March 2008, the FASB issued ASC  topic 815, “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”), and expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives.  ASC topic 815 is effective for fiscal periods beginning on or after November 15, 2008.  Based on current conditions, we do not expect the adoption of ASC topic 815 to have a significant impact on our results of operations or financial position.

Critical Accounting Policies

The following are the accounting policies that we consider to be critical accounting policies. Critical accounting policies are those that are both important to the portrayal of our financial condition and results and those that require the most difficult, subjective, or complex judgments, often as results of the need to make estimates about the effect of matters that are subject to a degree of uncertainty.

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions.

See footnotes in the accompanying financial statements regarding recent financial accounting developments.

Going Concern Uncertainties

As of the date of this annual report, there is doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and loan commitments.  Our future success and viability, therefore, are dependent upon our ability to generate capital financing.  The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and our shareholders.

Off-Balance Sheet Arrangements

                As of December 31, 2009, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Pursuant to Item 305(e) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

GREENWOOD GOLD RESOURCES, INC.
(An Exploration Stage Company)
Financial Statements
(Expressed in U.S. Dollars)

                                                                                                                                                                                                 Index

Report of Independent Registered Public Accounting Firm ...........................................................................................F–1

Balance Sheets .......................................................................................................................................................................F–2

Statements of Operations .....................................................................................................................................................F–3

Statements of Cash Flows ....................................................................................................................................................F–4

Statements of Stockholders’ Equity ...................................................................................................................................F–5

Notes to the Financial Statements ......................................................................................................................................F–6

Randall N. Drake, C.P.A., P.A.
1981 Promenade Way
Clearwater, FL  33760
727-536-4863
Randall@RDrakeCPA.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Greenwood Gold Resources, Inc.
Palm City, FL

We have audited the accompanying balance sheets of Greenwood Gold Resources, Inc.  as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ equity, and cash flows for each of the years ended December 31, 2009 and 2008 and from the period of inception, March 26, 2008 through December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting.   Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provided a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the years ended December 31, 2009 and 2008 and from the period of inception March 26, 2008 through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in footnote 1 to the financial statements, the Company has not generated revenue and has not established operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RANDALL N. DRAKE, CPA PA
Randall N. Drake, CPA PA
Clearwater, Florida
March 29, 2010

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Balance Sheet

	As of December 31, 2009	As of December 31, 2008

ASSETS

Current Assets
Cash	$7,320	$13,099
Prepaid Expense	640	-

TOTAL ASSETS	$7,960	$13,099

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	-	$1,280
Due to a stockholder	12,500	-

Total Liabilities	$12,500	$1,280

Stockholders’ Equity

Common stock (Note 5)
75,000,000 shares authorized, with a $0.001 par value,
6,327,750 shares issued and outstanding	$6,327	$6,327
Additional paid-in capital	36,248	36,248
Accumulated Deficit	(47,115)	(30,756)

Total Stockholders’ Equity	$(4,540)	$11,819

Total Liabilities and Stockholders’ Equity	$7,960	$13,099

The accompanying notes are an integral part of these financial statements

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Statement of Operations

	For the Year Ended December 31, 2009	For the Period From March 26, 2008 (date of inception) to December 31, 2008	Cumulative results from March 26, 2008 (date of inception) to December 31, 2009

REVENUE	$-	$-	$-

EXPENSES

General office expenses	$732	$924	$1,656
Accounting Fees	8,500	6,000	14,500
Legal fees	2,812	16,030	18,842
Mineral property costs	1,587	3,780	5,367
Postage and Delivery	78	863	941
Rent - Office	1,917	1,118	3,035
Transfer agent and filing fees	733	2,041	2,774

Total Expenses	$16,359	$30,756	$47,115

Net Loss	$(16,359)	$(30,756)	$(47,115)

Earnings (Loss) Per Share

Basic	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding

Basic	4,305,387	4,305,387
Diluted	4,305,387	4,305,387

The accompanying notes are an integral part of these financial statements

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows

	For the Year Ended December 31, 2009	For the Period From March 26, 2008 (date of inception) to December 31, 2008	Cumulative From March 26, 2008 (date of inception) to December 31, 2008

CASH FROM OPERATING ACTIVITIES:

Accumulated Deficit	$(16,359)	$(30,756)	$(47,115)

Changes in operating assets and liabilities

Accounts payable	(1,280)	1,280	-
Prepaid Expenses	(640)	-	(640)

Net Cash Used in Operating Activities	(18,279)	(29,476)	(47,755)

CASH FROM FINANCING ACTIVITIES:

Net advances from Shareholder	12,500	-	12,500
Proceeds from issuance of common stock	-	42,575	42,575

Net Cash from Financing Activities	12,500	42,575	55,075

Net increase (decrease) in Cash	(5,779)	13,099	7,320

Cash, Beginning	13,099	-	-

Cash, Ending	$7,320	$13,099	$7,320

The accompanying notes are an integral part of these financial statements

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
For the period from March 26, 2008 (Date of Inception) to December 31, 2009
(Expressed in U.S. Dollars)

	Common Shares			Additional Paid-in Capital	Deficit Accumulated during the Exploration
	Number	Par Value		(Discount)	Stage	Total
		$		$	$	$

Balance March 26, 2008 (Date of Inception)	–		–	–	–		–

Shares issued for cash on April 1, 2008 at $0.001 per share	3,000,000		3,000	–	–		3,000

Shares issued for cash on April 29, 2008 at $0.005 per share	3,250,000		3,250	13,000	–		16,250

Shares issued for cash on May 29, 2008 at $0.30 per share	77,750		78	23,247	--		23,325

Net loss for the year	–		–	–	(30,756)		(30,756)

Balance, December 31, 2008	6,327,750		6,328	36,247	(30,756)		11,819

Net loss for the year	–		–	–	(16,359)		(16,359)

Balance, December 31, 2009	6,327,750		6,328	36,247	(47,115)		(4,540)

The accompanying notes are an integral part of these financial statements

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008

1.     Nature of Operations and Continuance of Business

Greenwood Gold Resources, Inc (“the Company”) was incorporated in the State of Nevada on March 26, 2008. The Company is an Exploration Stage Company, as defined by ASC 915-10 “Accounting and Reporting by Development Stage Enterprises”. The Company’s business plan is to acquire, explore and develop mineral properties. The Company has not determined whether its mining claims contain ore reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  At December 31, 2009 the Company has limited cash resources and will likely require new financing, either through issuing shares or debt, to continue the development of its business.  Management intends to offer additional common stock; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the ability of the Company to determine the existence of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, obtain necessary financing and then profitable operations.  As of December 31, 2009, the Company has never generated any revenues and has accumulated losses of $47,115 since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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
December 31, 2009 and 2008

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

d)     Mineral Property Costs

The Company has been in the exploration stage since its inception on March 26, 2008 and has not yet realized any revenues from its planned operations.  It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in ASC 350-30, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under ASC 360-10, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

e)	Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, receivables, payables, and due to related party.  The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items.  The carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at market interest rates.

f)	Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash was deposited with a high quality credit institution.

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008

2.      Summary of Significant Accounting Policies (continued)

g)     Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assetsand liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduced deferred tax assets to the amount that is believed more likely than not to be realized.

h)     Stock-based Compensation

The Company has not adopted a stock option plan and has not granted any stock options. No stock based compensation has been granted to date.

i)      Loss Per Share

The Company computes loss per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations.  Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

j)      Recent Accounting Pronouncements

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, “Fair Value Measurements and Disclosures” (ASC topic 820), “Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)”. This Accounting Standards Update amends ASC subtopic 820-10, “Fair Value Measurements and Disclosures Overall”, to provide guidance on the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The adoption of ASU 2009-12 will not have material impact on our financial statements.

In August 2009, the FASB issued ASC 820, “Fair Value Measurements and Disclosures — Measuring Liabilities at Fair Value”. This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures - Overall, to provide guidance on the fair value measurement of liabilities. The adoption of ASC 820 is not expected to have a material impact on our financial statements.

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008

2.      Summary of Significant Accounting Policies (continued)

j)      Recent Accounting Pronouncements (continued)

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 — Generally Accepted Accounting Principles.  This reflected the issuance of FASB Statement No. 168. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB ASC 105, the FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. This Accounting Standards Update includes Statement 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for us in the fourth quarter of 2009, and accordingly, our Annual Report on Form 10-K for the year ending December 31, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 855, “Subsequent Events.”  ASC 855 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, and is effective for interim and annual periods ending after June 15, 2009.

In April 2009, the FASB issued ASC topic 825, “Financial Instruments” (formerly FASB Staff Position (“FSP”) SFAS No. 107-1) and ASC topic 270, “Interim Reporting” (formerly Accounting Principles Board (“APB”) Opinion No. 28-1 (“APB No. 28-1”), “Interim Disclosures about Fair Value of Financial Instruments”, which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”), and requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC topic 825 and ASC topic 270 also amends APB Opinion No. 28, “Interim Financial Reporting”, (codified as ASC topic 270) to require those disclosures in summarized financial information for interim reporting periods. ASC topic 825 and ASC topic 270 is effective for interim reporting periods ending after June 15, 2009. The Company is in the process of evaluating the impact of ASC topic 825 and ASC topic 270 on our financial position and results of operations.

In October 2008, the FASB issued ASC topic 820, “Fair Value Measurement When the Markets Are Not Active” (formerly FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”), which addresses the application of ASC topic 820 – Fair Value Measurements (formerly SFAS No.157 for illiquid financial instruments).  ASC topic 820 clarifies that approaches to determining fair value other than the market approach may be appropriate when the market for a financial asset is not active.  The Company does not expect the adoption of ASC topic 820 to have a material effect on the Company’s financial statements.

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008

2.      Summary of Significant Accounting Policies (continued)

j)      Recent Accounting Pronouncements (continued)

In June 2008, the Financial Accounting Standards Board (FASB) issued ASC topic 260 “Earnings Per Share”, (formerly FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”).  ASC topic 260 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards.  ASC topic 260 states that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method.  ASC topic 260 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company does not expect the adoption of ASC topic 260 to have a material impact on its financial statements.

In March 2008, the FASB issued ASC  topic 815, “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”), and expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives.  ASC topic 815 is effective for fiscal periods beginning on or after November 15, 2008.  Based on current conditions, we do not expect the adoption of ASC topic 815 to have a significant impact on our results of operations or financial position.

k)     Subsequent Events

These financial statements were approved by management and were issued on March 29, 2010. Subsequent events have been evaluated through this date.

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

4.      Related Party Transactions

At December 31, 2009 the President and Stockholder of the Company is owed $12,500 for cash advanced tothe Company.  The amount due is unsecured, non-interest bearing and due on demand.

5.      Common Stock

Since inception, the Company issued 3,000,000 shares of common stock at $0.001 per share, 3,250,000 shares of common stock at $0.005 per share and 77,750 shares of common stock at $0.30 per share for cash proceeds of $42,575.

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008

6.      Occupancy

Beginning June 1, 2008, the Company entered into a sublease agreement for approximately 144 square feet of executive style office space with an unrelated third party for an initial term of one year. Additional terms include annual rental in the amount of $1,800 plus applicable state and local taxes payable at a rate of $150 per month with first payment due June 1, 2008 and an option to renew for an additional one year at an annual rent amount to be agreed upon. A separate security deposit requirement was waived by mutual agreement of the parties. The lease was renewed during the period ended June 30, 2009 under the same terms initially agreed upon by both parties.

7.      Income Taxes

The Company accounts for income taxes in accordance with ASC 740 “Accounting for Income Taxes”.  ASC 740 requires financial statement recognition of the impact of a tax position, if that position is more likely than not to be sustained on examination, based on the technical merits of the position.  The provisions of ASC 740 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  Based on the management's assessment of ASC 740, it was concluded that the adoption of ASC 740, as of November 1, 2009, had no significant impact on the Company's results of operations or financial position, and required no adjustment to the opening balance sheet accounts.

The year-end analysis supports the same conclusion, and the Company does not have an accrual for uncertain tax positions as of December 31, 2009.  As a result, tabular reconciliations of beginning and ending balance would not be meaningful.  If interest and penalties were to be assessed, the Company would charge interest to interest expense and penalties to other operating expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within twelve (12) months of the reporting date.

ASC 740 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has incurred net operating losses of $47,115 which expire in 2024.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax asset is approximately $nil as of December 31, 2009, for which the Company recorded a valuation allowance because the Company cannot be assured it is more likely then not it will utilize the net operating losses carried forward in future years.

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008

7.      Income Taxes (continued)

The components of the net deferred tax asset at December 31, 2009 and 2008 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	Year Ended December 31, 2009 $	Period From Inception on March 26, 2008 to December 31, 2008 $
Net operating losses carried forward	16,359	$30,756
Statutory tax rate	35%	35%
Effective tax rate	-	-
Deferred tax asset	5,725	10,765
Valuation allowance	(5,725)	(10,765)

Net deferred tax asset	$0	$0

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-K.  Our financial statements for the fiscal years ended December 31, 2009 and 2008, included in this report have been audited by Randall N. Drake, C.P.A., 1981 Promenade Way, Clearwater, FL 33760 as set forth in their report included herein.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are not effective since the following material weaknesses exist:

(i)
There are no controls in place to ensure that expenses are recorded when incurred, as opposed to when invoices are presented by suppliers, increasing the risk of incomplete expenses and accrued liabilities.

(ii)	As the Company is governed by one officer who is also a director, there is an inherent lack of segregation of duties and lack of independent governing board.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

                Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of December 31, 2009, management has concluded that the Company’s internal controls over financial reporting were not operating effectively. Management has identified the following weaknesses; that only when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of December 31, 2009:

1.
We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our financial statements.  To date we have not established an audit committee.

2.
Dual Signatures of Checks - The Company’s check signing authority lies with the Company’s sole officer. Management feels that the lack of dual signatures on checks canincrease the likelihood of misappropriation of assets given the fact that the person whoprepares the checks is the same person required to sign all checks.

3.
Insufficient documentation of financial statement preparation and review procedures - We employ policies and procedures in reconciliation of the financial statements and the financial information based on which the financial statements are prepared, however, the controls and policies we employ are not sufficiently documented.

4.
We did not maintain proper segregation of duties for the preparation of our financial statements – As of December 31, 2009 the majority of the preparation of financial statements was carried out by one person.  This has resulted in several deficiencies including:

a.	Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel.

b.	Lack of control over preparation of financial statements, and proper application of accounting policies.

5.
We lack sufficient information technology controls and procedures – As of December 31, 2009, we lacked a proper data back up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

The foregoing material weaknesses identified in our internal control over financial reporting and disclosure controls and procedures were identified in December 2008 and June 2009, respectively, by our management. The aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our financial statements.  As of December 31, 2009 we have not taken action to correct the material weaknesses identified in our disclosure controls and internal control over financial reporting.

Continuing Remediation Efforts to Address Deficiencies in the Company’s Internal Control Over Financial Reporting

Once the Company has sufficient personnel available, then our Board of Directors, in connection with the aforementioned weaknesses, will implement the following remediation measures:

1.  Our Board of Directors will nominate an audit committee and audit committee financial expert.

2.  Our Board of Directors will appoint a member of management to act as the secondary authorized signatory on the Company’s bank account; to decrease the likelihood of misappropriation of the Company’s assets.

3.  We will appoint additional personnel to assist with the preparation of our financial statements; which will allow for proper segregation of duties, as well as additional manpower for proper documentation.

4.  We will engage in a thorough review and restatement of our information technology   control procedures, in addition to procurement of all hardware and software that will enable us to maintain proper backups, access, control etc.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  We are not required to provide an attestation report by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following are our directors and executive officers and significant employees.  Each director holds office until the next annual meeting of shareholders and until the director’s successor is elected and qualified or until the director’s resignation or removal.  Each executive officer holds office for the term for which such officer is elected or appointed and until a successor is elected or appointed and qualified or until such officer’s resignation or removal.

Name	Age	Title
Gary D. Alexander	57	Chief Executive and Chief Financial Officer, President, Secretary/Treasurer, Principal Accounting Officer and sole Director
Michael S. Alexander	21	Director

Gary D. Alexander, President, CEO, CFO, Secretary, Treasurer & Director

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

Michael S. Alexander, Director

Michael S. Alexander has been a member of the board of directors since October 21, 2009. Michael S. Alexander, has been employed as an executive salesman with Moretti Yachts, since April 2009.  Moretti Yachts is a private yacht brokerage firm in Ft. Lauderdale, FL that services a high end clientele worldwide.  From May to August of 2009, Michael S. Alexander was employed at the Premier Boat Club, in Stuart, FL as a fishing guide and dock hand where he performed safety training and orientation to new clients and fishing guide services to preferred executives.

From October 2003 to July 2004, he was employed at the Monarch Country Club in Palm City, FL where he worked as a golf starter; assisting members and guests in all areas of play at the Club.  Mr. Alexander has volunteered his services to a number of philanthropic organizations including the United Way of Martin County, FL, Food for Families and Toys for Tots; both of which are located in Stuart, FL.  He is currently completing his Bachelor’s degree in Business Administration – Accounting and Finance at the University of North Florida.

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

Section 16(a) Beneficial Ownership Reporting Compliance

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

Audit Committee and Audit Committee Financial Expert

There is no separately-designated standing audit committee as the Company’s Board of Directors acts as the Company’s audit committee.  The Board of Directors does not have an independent “financial expert” because it does not believe the scope of the Company’s activities to date has justified the expenses involved in obtaining such a financial expert.  In addition, the Company’s Common Stock is not listed on a national exchange and the Company is not subject to the special corporate governance requirements of any such exchange.

Nominating Committee

The Company does not currently have a standing nominating committee and the Company’s entire Board of Directors performs the functions that would customarily be performed by a nominating committee.  The Board of Directors does not believe a separate nominating committee is required at this time due to the size and scope of the Company’s business operations and the limited resources of the Company.

The Company’s stockholders may recommend candidates for nomination as directors.  Any such recommendations should include the nominee’s name, home and business addresses and other contact information, detailed biographical data, and qualifications for board membership, along with information regarding any relationships between the candidate and the Company within the last three fiscal years.  Any such recommendations should be sent to: Greenwood Gold Resources, Inc., 4285 S.W. Martin Highway, Palm City, FL, 34990, Attn:  President.

There have been no recommended nominees from the Company’s stockholders.  The Company pays no fees to third parties for evaluating or identifying potential nominees.

Code of Ethics

The Company has adopted a code of business conduct and ethics for directors, officers and employees.  A copy of the Company’s Code of Ethics was filed as Exhibit 14.1 to Form 10-K for the year ended December 31, 2008 on EDGAR on March 31, 2009. Upon written request to the Secretary of the Company a copy will be provided to any stockholder.

ITEM 11.                   EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers as at December 31, 2009 for all services rendered in all capacities to us during the last three completed fiscal years.

Executive Officer Compensation Table

						Non-Equity	Nonqualified
Name						Incentive	Deferred	All
and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Gary D. Alexander	2009	0	0	0	0	0	0	0	0
CEO, CFO, President,	2008	0	0	0	0	0	0	0	0
Secretary/Treasurer, Principal Accounting Officer

Employment Agreements

There are no employment agreements with our sole officer and none are being contemplated.  The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our sole named executive officer.  There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole officer.

Securities Authorized for Issuance Under Compensatory Plans

None.

Long-Term Incentive Plan Awards

The Company does not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to the Company’s financial performance, stock price or any other measure.

Options/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights (“SARs”) and freestanding SARs have been made to our sole executive officer, or directors or employees during the current fiscal year.  No stock options have been previously granted.

Compensation of Directors

The following table sets forth information with respect to compensation paid by us to directors during the last completed fiscal year. Our fiscal year end is December 31, 2009.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Fees
	Earned			Non-Equity	Nonqualified
	or			Incentive	Deferred	All
	Paid in	Stock	Option	Plan	Compensation	Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Gary D. Alexander	0	0	0	0	0	0	0
Michael S. Alexander	0	0	0	0	0	0	0

There are no standard arrangements pursuant to which the Company’s directors are compensated for services provided as directors.  No additional amounts are payable to the Company’s directors for committee participation or special assignments.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial shareholdings of those persons or entities who beneficially hold five percent or more of the Company’s common stock, and our directors and executive officers as a group, as of March 29, 2010, with the computation being based upon 6,327,750 shares of common stock being outstanding.  Each person has sole voting and investment power with respect to the shares of common stock shown and all ownership is of record and beneficial.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Business Relationships

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Randall N. Drake, CPA, PA; the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2009	$8,000.00
2008	$6,000.00

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by Randall N. Drake, CPA, PA; the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$0.00
2008	$0.00

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by Koplas & Company, CPA, PA; the principal accountant for tax compliance, tax advice, and tax planning was:

2009	$500.00
2008	$0.00

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal yeas for the products and services provided by Randall N. Drake, CPA, PA; the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$
2008		$-

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

ITEM 15.                   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation	S-1	July 18, 2008	3.1
3.2	Bylaws	S-1	July 18, 2008	3.2
4.1	Specimen stock certificate	S-1	July 18, 2008	4.1
10.1	Declaration of Trust of Gary D. Alexander	S-1	July 18, 2008	10.1
14.1	Code of Ethics	10-K	March 31, 2009	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)				X

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 29th day of March, 2010.

GREENWOOD GOLD RESOURCES, INC.

BY:	GARY D. ALEXANDER
Gary D. Alexander, President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and a member of the Board of Directors.

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation	S-1	July 18, 2008	3.1
3.2	Bylaws	S-1	July 18, 2008	3.2
4.1	Specimen stock certificate	S-1	July 18, 2008	4.1
10.1	Declaration of Trust of Gary D. Alexander	S-1	July 18, 2008	10.1
14.1	Code of Ethics	10-K	March 31, 2009	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)				X