Form 10-Q
period 2010-03-31
Greenwood Gold Resources, Inc.
filed 2010-05-20
CIK 1440172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,327,750 as of May 20th, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Balance Sheets	F-2
Statement of Operations	F-3
Statement of Cash Flows	F-4
Notes to the Financial Statements	F-5

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Balance Sheet

	As at March 31, 2010 (unaudited)	As at December 31, 2009 (audited)

ASSETS

Current Assets
Cash	$2,141	$7,320
Prepaid Expense	410	640

TOTAL ASSETS	$2,551	$7,960

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$2,920	-
Due to a stockholder	10,800	12,500

Total Liabilities	$13,720	$12,500

Stockholders’ Equity

Common stock (Note 5)
75,000,000 shares authorized, with a $0.001 par value,
6,327,750 shares issued and outstanding	$6,327	$6,327
Additional paid-in capital	36,248	36,248
Accumulated Deficit	(53,744)	(47,115)

Total Stockholders’ Equity	$(11,169)	$(4,540)

Total Liabilities and Stockholders’ Equity	$2,551	$7,960

The accompanying notes are an integral part of these financial statements

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Statement of Operations
(unaudited)

	For The Three Months Ended March 31, 2010	For The Three Months Ended March 31, 2009	Cumulative results from March 26, 2008 (date of inception) to March 31, 2010

REVENUE	$-	$-	$-

EXPENSES

General office expenses	$420	$234	$2,076
Accounting Fees	5,500	5,500	20,000
Legal fees	-	175	18,842
Mineral property costs	-	-	5,367
Postage and Delivery	-	-	941
Rent - Office	479	479	3,514
Transfer agent and filing fees	230	199	3,004

Total Expenses	$6,629	$6,587	$53,744

Net Loss	$(6,629)	$(6,587)	$(53,744)

Earnings (Loss) Per Share

Basic	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding

Basic	6,327,750	6,327,750
Diluted	6,327,750	6,327,750

The accompanying notes are an integral part of these financial statements

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Cumulative From March 26, 2008 (date of inception) to March 31, 2010

CASH FROM OPERATING ACTIVITIES:

Accumulated Deficit	$(6,629)	$(6,587)	$(53,744)

Changes in operating assets and liabilities

Accounts payable	2,920	(605)	2,920
Prepaid Expenses	230	-	(410)

Net Cash Used in Operating Activities	(3,479)	(7,192)	(51,234)

CASH FROM FINANCING ACTIVITIES:

Net advances from Shareholder	(1,700)	-	10,800
Proceeds from issuance of common stock	-	-	42,575

Net Cash from Financing Activities	-	-	53,375

Net increase (decrease) in Cash	(5,179)	(7,192)	2,141

Cash, Beginning	$7,320	$13,099	–

Cash, Ending	$2,141	$5,907	$2,141

The accompanying notes are an integral part of these financial statements

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2010
(unaudited)

1.     Nature of Operations and Continuance of Business

Greenwood Gold Resources, Inc. (“the Company”) was incorporated in the State of Nevada on March 26, 2008. The Company is an Exploration Stage Company, as defined by as defined by ASC 915-10  “Accounting and Reporting by Development Stage Enterprises”. The Company’s business plan is to acquire, explore and develop mineral properties. The Company has not determined whether its mining claims contain ore reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  At March 31, 2010 the Company has limited cash resources and will likely require new financing, either through issuing shares or debt, to continue the development of its business.  Management intends to offer additional common stock; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the ability of the Company to determine the existence of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, obtain necessary financing and then profitable operations.  As of March 31, 2010, the Company has never generated any revenues and has accumulated losses of $53,744 since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2010
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

The Company’s financial instruments consist of cash, receivables, payables, and due to a stockholder.  The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items.

f)	Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash was deposited with a high quality credit institution.

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2010
(unaudited)

2.      Summary of Significant Accounting Policies (continued)

g)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and management has adopted ASC 830-20 “Foreign Currency Translation”.  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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
March 31, 2010
(unaudited)

2.      Summary of Significant Accounting Policies (continued)

k)      Recent Accounting Pronouncements (continued)

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 — Generally Accepted Accounting Principles.  This reflected the issuance of FASB Statement No. 168. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB ASC 105, the FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. This Accounting Standards Update includes Statement 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification was effective for us in the fourth quarter of 2009, and accordingly, our Annual Report on Form 10-K for the year ending December 31, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

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
March 31, 2010
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

l)      Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the period ended December 31, 2009, included in the Company’s Annual Report on Form 10-K filed on March 29, 2010 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at March 31, 2010, and the results of its operations and cash flows for the period ended March 31, 2010. The results of operations for the period ended March 31, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

m)     Subsequent Events

These financial statements were approved by management and were issued on May 20th , 2010.  Subsequent events have been evaluated through this date. Subsequent to the period ended March 31,
 2010, we filed application with the Newfoundland Labrador Department of Natural Resources to be granted a twelve month extension of time to complete the second year assessment work on our mineral license. Our application was approved on May 4, 2010.

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

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2010
(unaudited)

4.      Related Party Transactions

At March 31, 2010 the President and Stockholder of the Company is owed $10,800 ($12,500 – December 31, 2009) for cash advanced to theCompany.  The amount due is unsecured, non-interest bearing and due on demand.

5.      Common Stock

Since inception, the Company issued 3,000,000 shares of common stock at $0.001 per share, 3,250,000 shares of common stock at $0.005 per share and 77,750 shares of common stock at $0.30 per share for cash proceeds of $42,575.

6.      Occupancy

Beginning June 1, 2008, the Company entered into a sublease agreement for approximately 144 square feet ofexecutive style office space with an unrelated third party for an initial term of one year. Additional terms includeannual rental in the amount of $1,800 plus applicable state and local taxes payable at a rate of $150 per month with first payment due June 1, 2008 and an option to renew for an additional one year at an annual rent amount to be agreed upon. A separate security deposit requirement was waived by mutual agreement of the parties. The lease was renewed during the period ended June 30, 2009 under the same terms initially agreed upon by both parties.

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

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we will need to raise cash from sources other than the sale of minerals found on our property. We intend to raise the capital by issuing debt and/or equity securities. Since inception, we issued 6,327,750 shares of common stock via private placement for cash proceeds of $42,575.

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

        We had cash resources of $2,141 as at March 31, 2010.  We currently do not have sufficient funds to continue with our exploration program as we will continue to incur administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents.

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

We have no employees, other than Gary D. Alexander our sole officer and director, and Michael Alexander, director.  We do not intend to hire additional employees at this time.  All of the property work will be conducted by unaffiliated independent contractors that we will hire on an as-needed basis.  The independent contractors will be responsible for surveying, geology, engineering, exploration and excavation.  The engineers will advise us on the economic feasibility of removing the mineralized material and the geologists will evaluate the information derived from the exploration and excavation.

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

        We anticipate that additional funding will be in the form of issuance of debt and/or equity financing from the sale of our common stock. To date, our President advanced a total of $10,800 for general working capital.  This loan is non-interest bearing and due on demand.   There can be no assurance that he will continue to advance funds as required or that other methods of financing will be available or accessible on reasonable terms.  Management has been exploring a number of options to meet our obligations and future capital requirements, including the possibility of equity offering, debt financing, and business combination but has not entered into any agreement for any of the foregoing.

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

To become profitable and competitive, we will conduct research and exploration of our claim before we start production of any minerals we may find.

If additional capital is required we will raise funds by issuing debt and/or equity securities although we have no current arrangements or agreements to such financings at this time. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

Results of Activities

From Inception on March 26, 2008 to March 31, 2010 and for the Three months ended March 31, 2010 Compared to March 31, 2009

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

For the three months ended March 31, 2010 and 2009: We had a net loss of $6,629 for the three months ended March 31, 2010 compared to a net loss of $6,587 for the three months ended March 31, 2009.  The increase of $42 was due to an increase in general office expenses, offset by a decrease in legal fees.

The Company had no revenues for the three month period ended March 31, 2010 and from inception to March 31, 2010 and does not expect to recognize revenue in the foreseeable future. Net cash from the sale of shares since inception on March 26, 2008 to March 31, 2010 was $42,575.  Since inception we have used our common stock to raise money for the property title acquisition, for corporate expenses and to repay outstanding indebtedness. In addition, Mr. Gary Alexander has advanced a total of $10,800 to us.  The loan is unsecured, non-interest bearing and due on demand.

        During the quarter ended March 31, 2010, we did not issue any common stock.

    Subsequent to the period ended March 31, 2010, we filed application with the Newfoundland Labrador Department of Natural Resources to be granted a twelve month extension of time to complete the second year assessment work on our mineral license. Our application was approved on May 4, 2010.

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

As of March 31, 2010 we had $2,551 in total current assets and total current liabilities of $13,720 for a working capital deficit of  $11,169.  Total liabilities were comprised of loan payable to a stockholder and accounts payable.

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

We will require additional working capital, as we currently have inadequate capital to fund all of our business strategies, which could severely limit our operations.  To date, our President advanced a total of $10,800 for general working capital.  There are no documents reflecting the loan and Mr. Alexander has indicated that repayment is due upon demand.  There can be no assurance that he will continue to advance funds as required or that other methods of financing will be available or accessible on reasonable terms.  If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Critical Accounting Policies

There have been no material changes in our existing accounting policies and estimates from the disclosures included in our 2009 Form 10-K, except for the newly adopted accounting policies as disclosed in the interim financial statements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective; however the following material weaknesses exist:

(i)	As the Company is governed by one officer who is also a director, there is an inherent lack of segregation of duties and lack of independent governing board.

(ii)
There are no controls in place to ensure that expenses are recorded when incurred, as opposed towhen invoices are presented by suppliers, increasing the risk of incomplete expenses and accruedliabilities.

       The foregoing material weaknesses identified in our disclosure controls and procedures were identified in December 2008 and June 2009, respectively, by our management. The aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our financial statements.  As of March 31, 2010 we have not taken action to correct the material weaknesses identified in our disclosure controls and internal control over financial reporting.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 20th day of May 2010.

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