Form 10-Q
period 2010-06-30
Greenwood Gold Resources, Inc.
filed 2010-08-12
CIK 1440172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,327,750 as of August 12, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Balance Sheets	F-2
Statement of Operations	F-3
Statement of Cash Flows	F-4
Notes to the Financial Statements	F-5

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Balance Sheet

	As at June 30, 2010 (unaudited)	As at December 31, 2009 (audited)

ASSETS

Current Assets
Cash	$65	$7,320
Prepaid Expense	175	640

TOTAL ASSETS	$240	$7,960

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$93	-
Due to a stockholder	30,700	12,500
Total Liabilities	$30,793	$12,500

Stockholders’ Equity

Common stock (Note 5)
75,000,000 shares authorized, with a $0.001 par value,
6,327,750 shares issued and outstanding	$6,327	$6,327
Additional paid-in capital	36,248	36,248

Accumulated Deficit	(73,128)	(47,115)

Total Stockholders’ Equity	$(30,553)	$(4,540)

Total Liabilities and Stockholders’ Equity	$240	$7,960

The accompanying notes are an integral part of these financial statements

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Statement of Operations
(unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,		Cumulative results from March 26, 2008 (date of inception) to June 30, 2010
	2010	2009	2010	2009

REVENUE	$-	$-	$-	$-	$-

EXPENSES

General office expenses	$657	$480	$1,076	$714	$2,733
Accounting Fees	1,000	1,000	6,500	6,500	21,000
Legal fees	6,009	1,636	6,009	1,811	24,851
Mineral property costs	3,250	2,165	3,250	2,165	8,617
Postage and Delivery	104	46	104	46	1,045
Rent - Office	479	479	959	959	3,993
Transfer agent and filing fees	7,885	162	8,115	361	10,889
Total Expenses	$19,384	$5,968	$26,013	$12,555	$73,128

Net Loss	$(19,384)	$(5,968)	$(26,013)	$(12,555)	$(73,128)

Earnings (Loss) Per Share

Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding

Basic	6,327,750	6,327,750	6,327,750	6,327,750
Diluted	6,327,750	6,327,750	6,327,750	6,327,750

The accompanying notes are an integral part of these financial statements

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Cumulative From March 26, 2008 (date of inception) to June 30, 2010

CASH FROM OPERATING ACTIVITIES:

Accumulated Deficit	$(26,013)	$(12,555)	$(73,128)

Changes in operating assets and liabilities

Accounts payable	93	(1,280)	93
Prepaid Expenses	$465	$2,500	$(175)

Net Cash Used in Operating Activities	(25,455)	(11,335)	(73,210)

CASH FROM FINANCING ACTIVITIES:

Net advances from Shareholder	18,200	-	30,700
Proceeds from issuance of common stock	-	-	42,575

Net Cash from Financing Activities	18,200	-	73,275

Net increase (decrease) in Cash	(7,255)	(11,335)	65

Cash, Beginning	$7,320	$13,099	–

Cash, Ending	$65	$1,764	$65

The accompanying notes are an integral part of these financial statements

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2010
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  At June 30, 2010 the Company has limited cash resources and will likely require new financing, either through issuing shares or debt, to continue the development of its business.  Management intends to offer additional common stock; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the ability of the Company to determine the existence of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, obtain necessary financing and then profitable operations.  As of June 30, 2010, the Company has never generated any revenues and has accumulated losses of $73,128 since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2010
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

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2010
(unaudited)

2.      Summary of Significant Accounting Policies (continued)

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, which requires additional fair value disclosures. This guidance requires reporting entities to disclose transfers in and out of Levels 1 and 2 and requires gross presentation of purchases, sales, issuances and settlements in the Level 3 reconciliation of the three-tier fair value hierarchy. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements related to Level 3 activity. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The guidance on transfers between Levels 1 and 2 is effective for the Company as of its second fiscal quarter ended June 30, 2010. The guidance on Level 3 activity is effective for the Company’s fiscal year beginning January 1, 2011. The Company is currently evaluating the impact the adoption will have on its financial position and results of operations.

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2010
(unaudited)

2.      Summary of Significant Accounting Policies (continued)

k)	Recent Accounting Pronouncements (continued)

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09 regarding subsequent events disclosure. This guidance updates ASC topic 855, “Subsequent Events” (formerly SFAS No. 165, “Subsequent Events”) and clarifies that an entity that is a Securities and Exchange Commission filer is not required to disclose the date through which subsequent events have been evaluated. This guidance was effective upon issuance, and the Company adopted the provisions effective with the preparation of its financial statements for the six months ended June 30, 2010.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at June 30, 2010, and the results of its operations and cash flows for the period ended June 30, 2010. The results of operations for the period ended June 30, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

3.     Mineral Properties

On April 30, 2008, the Company, through its President and director, acquired title to a mineral property in the southwest of Gander, Central Newfoundland; herein referred to as “Greenwood Pond Property”. The claim is registered in the name of the President of the Company, who is holding the claim in trust on behalf of the Company. The Company paid $780.00 for staking fees and $3,000.00 for the preparation of an independent Geological Report by Richard A. Jeanne, LTD, consulting geologist. During the fiscal year ended December 31, 2008 the Company paid $1,587 to the Government of Newfoundland and Labrador Department of Natural Resources to maintain the claim and in the current fiscal year has paid an additional $3,250 to maintain the claim.

4.      Related Party Transactions

At June 30, 2010 the President and Stockholder of the Company is owed $30,700 ($12,500 – December 31, 2009) for cash advanced to the Company.  The amount due is unsecured, non-interest bearing and due on demand.

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2010
(unaudited)

5.      Common Stock

Since inception, the Company issued 3,000,000 shares of common stock at $0.001 per share, 3,250,000 shares of common stock at $0.005 per share and 77,750 shares of common stock at $0.30 per share for cash proceeds of $42,575.

6.      Occupancy

Beginning June 1, 2008, the Company entered into a sublease agreement for approximately 144 square feet ofexecutive style office space with an unrelated third party for an initial term of one year. Additional terms includeannual rental in the amount of $1,800 plus applicable state and local taxes payable at a rate of $150 per month with first payment due June 1, 2008 and an option to renew for an additional one year at an annual rent amount to be agreed upon. A separate security deposit requirement was waived by mutual agreement of the parties. The lease was renewed during the period ended June 30, 2010 under the same terms initially agreed upon by both parties.

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

       We had cash resources of $65 as at June 30, 2010.  We currently do not have sufficient funds to continue with our exploration program as we will continue to incur administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents.

                If we wish to continue our exploration program, we will need to try to raise additional funds from a public offering, a private placement or loans.  To date, our President advanced a total of $30,700 for general working capital.  This loan is non-interest bearing and due on demand.  There can be no assurance that he will continue to advance funds as required or that other methods of financing will be available or accessible on reasonable terms.  At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise money in the future.  If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

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

        We anticipate that additional funding will be in the form of issuance of debt and/or equity financing from the sale of our common stock. To date, our President advanced a total of $30,700 for general working capital.  This loan is non-interest bearing and due on demand.   There can be no assurance that he will continue to advance funds as required or that other methods of financing will be available or accessible on reasonable terms.  Management has been exploring a number of options to meet our obligations and future capital requirements, including the possibility of equity offering, debt financing, and business combination but has not entered into any agreement for any of the foregoing.

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

Results of Activities

For the six months ended June 30, 2010 compared to June 30, 2009 and for the three months ended June 30, 2010 compared to June 30, 2009

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

For the three months ended June 30, 2010 and 2009: We had a net loss of $19,384 for the three months ended June 30, 2010 compared to a net loss of $5,968 for the three months ended June 30, 2009.  The increase of $13,416 was primarily due to the following: $7,885 paid in transfer agent and filing fees; where $7,500 was paid to a brokerage firm for filing an eligibility application to the Depository Clearing Company (DTC) on behalf of the Company , $657 paid in general office expenses, whereby the increase was related to payments made for the annual renewal filings necessary to maintain the Company in good standing with the Nevada Secretary of State, $3,250 paid in mineral property costs to the Government of Newfoundland and Labrador Department of Natural Resources to maintain the mineral claim and $6,009 paid in legal fees for the Company’s EDGAR filings; where $5,000 of the fees paid was related to the filing of the post-effective amendment to the Company’s Form S-1, which was declared effective June 7, 2010.

For the six months ended June 30, 2010 and 2009: We had a net loss of $26,013 for the six months ended June 30, 2010 compared to a net loss of $12,555 for the six months ended June 30, 2009.  The increase of $13,458 was primarily due to the following: an increase in general office expenses related to the annual renewal filings made with the Nevada Secretary of State, an increase in legal fees related to the filing the post-effective amendment to the Company’s Form S-1, an increase in mineral property costs to maintain the mineral claim and an increase in transfer agent and filing fees in respect of a payment made to a brokerage firm for filing an eligibility application to the Depository Clearing Company (DTC) on behalf of the Company.

The Company had no revenues for the three and six month periods ended June 30, 2010 and 2009 and does not expect to recognize revenue in the foreseeable future. Net cash from the sale of shares since inception on March 26, 2008 to June 30, 2010 was $42,575.  Since inception we have used our common stock to raise money for the property title acquisition, for corporate expenses and to repay outstanding indebtedness. In addition, Mr. Gary Alexander has advanced a total of $30,700 to us.  The loan is unsecured, non-interest bearing and due on demand.

        During the quarter ended June 30, 2010, we did not issue any common stock.

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

As of June 30, 2010 we had $240 in total current assets and total current liabilities of $30,793 for a working capital deficit of  $30,553 compared to $7,960 in total assets and total liabilities of $12,500 for a working capital deficit of $ 4,540 as at December 31, 2009.  Total liabilities for both periods were comprised of accounts payable and loan payable to a stockholder.

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

We will require additional working capital, as we currently have inadequate capital to fund all of our business strategies, which could severely limit our operations.  To date, our President advanced a total of $30,700 for general working capital.  There are no documents reflecting the loan and Mr. Alexander has indicated that repayment is due upon demand.  There can be no assurance that he will continue to advance funds as required or that other methods of financing will be available or accessible on reasonable terms.  If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

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

       As of June 30, 2010 we have not taken action to correct the material weaknesses identified in our disclosure controls and internal control over financial reporting.  Once the Company has sufficient personnel available, our Board of Directors will nominate an audit committee and audit committee financial expert and we will appoint additional personnel to assist with the preparation of our financial statements; which will allow for proper segregation of duties as well as additional manpower for proper documentation.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 12th  day of August 2010.

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