Form 10-Q
period 2010-09-30
Greenwood Gold Resources, Inc.
filed 2010-10-26
CIK 1440172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,327,750 as of October 25, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Balance Sheets	F-2
Statement of Operations	F-3
Statement of Cash Flows	F-4
Notes to the Financial Statements	F-5

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Balance Sheet

	As at September 30, 2010 (unaudited)	As at December 31, 2009 (audited)

ASSETS

Current Assets
Cash	$1,948	$7,320
Prepaid Expense	-	640

TOTAL ASSETS	$1,948	$7,960

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$5	$-
Due to a stockholder	34,500	12,500

Total Liabilities	$34,505	$12,500

Stockholders’ Equity

Common stock (Note 5)
75,000,000 shares authorized, with a $0.001 par value,
6,327,750 shares issued and outstanding	$6,327	$6,327
Additional paid-in capital	36,248	36,248
Accumulated Deficit	(75,132)	(47,115)

Total Stockholders’ Equity	$(32,557)	$(4,540)

Total Liabilities and Stockholders’ Equity	$1,948	$7,960

The accompanying notes are an integral part of these financial statements

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Statement of Operations
(unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,		Cumulative results from March 26, 2008 (date of inception)
	2010	2009	2010	2009	to September 30, 2010

REVENUE	$-	$-	$-	$-	$-

EXPENSES

General office expenses	$35	$(40)	$1,112	$674	$2,769
Accounting Fees	1,000	1,000	7,500	7,500	22,000
Legal fees	309	337	6,318	2,148	25,160
Mineral property costs	-	(578)	3,250	1,587	8,617
Postage and Delivery	-	32	104	78	1,045
Rent - Office	479	479	1,438	1,438	4,472
Transfer agent and filing fees	180	157	8,295	518	11,069

Total Expenses	$2,003	$1,388	$28,017	$13,942	$75,132

Net Loss	$(2,003)	$(1,388)	$(28,017)	$(13,942)	$(75,132)

Earnings (Loss) Per Share

Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding

Basic	6,327,750	6,327,750	6,327,750	6,327,750
Diluted	6,327,750	6,327,750	6,327,750	6,327,750

The accompanying notes are an integral part of these financial statements

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Cumulative From March 26, 2008 (date of inception) to September 30, 2010

CASH FROM OPERATING ACTIVITIES:

Accumulated Deficit	$(28,017)	$(13,942)	$(75,132)

Changes in operating assets and liabilities

Accounts payable	5	(1,225)	5
Prepaid Expenses	$640	$5,000	$-

Net Cash Used in Operating Activities	$(27,372)	$(10,167)	$(75,127)

CASH FROM FINANCING ACTIVITIES:

Net advances from Shareholder	22,000	-	34,500
Proceeds from issuance of common stock	-	-	42,575

Net Cash from Financing Activities	22,000	-	77,075

Net increase (decrease) in Cash	(5,372)	(10,167)	1,948

Cash, Beginning	$7,320	$13,099	$–

Cash, Ending	$1,948	$2,932	$1,948

The accompanying notes are an integral part of these financial statements

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2010
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  At September 30, 2010 the Company has limited cash resources and will likely require new financing, either through issuing shares or debt, to continue the development of its business.  Management intends to offer additional common stock; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the ability of the Company to determine the existence of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, obtain necessary financing and then profitable operations.  As of September 30, 2010, the Company has never generated any revenues and has accumulated losses of $75,132 since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2010
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

The Company’s financial instruments consist of cash, prepaid expenses, payables, and due to a stockholder.  The carrying amount of cash, prepaid expenses and payables approximates fair value because of the short-term nature of these items.

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

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2010
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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, which requires additional fair value disclosures. This guidance requires reporting entities to disclose transfers in and out of Levels 1 and 2 and requires gross presentation of purchases, sales, issuances and settlements in the Level 3 reconciliation of the three-tier fair value hierarchy. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements related to Level 3 activity. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The guidance on transfers between Levels 1 and 2 is effective for the Company as of its second fiscal quarter ended June 30, 2010. For the nine months ended September 30, 2010, the Company did not have any transfers in and out of Level 1 and Level 2 fair value measurements. The amended guidance also requires additional disclosures related to Level 3 fair value measurements.  The Company does not currently have Level 3 fair value measurements, Level 3 activity is effective for the Company’s fiscal year beginning January 1, 2011. The Company is currently evaluating the impact the adoption will have on its financial position and results of operations.

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2010
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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at September 30, 2010, and the results of its operations and cash flows for the period ended September 30, 2010. The results of operations for the period ended September 30, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

4.       Related Party Transactions

At September 30, 2010 the President and Stockholder of the Company is owed $34,500 ($12,500 – December 31, 2009) for cash advanced to the Company.  The amount due is unsecured, non-interest bearing and due on demand.

5.       Common Stock

Since inception, the Company issued 3,000,000 shares of common stock at $0.001 per share, 3,250,000 shares of common stock at $0.005 per share and 77,750 shares of common stock at $0.30 per share for cash proceeds of $42,575.

6.       Occupancy

On June 1, 2010, the Company renewed a sublease agreement for approximately 144 square feet ofexecutive style office space with an unrelated third party for an initial term of one year. Additional terms includeannual rental in the amount of $1,800 plus applicable state and local taxes payable at a rate of $150 per month with first payment due June 1, 2010 and an option to renew for an additional one year at an annual rent amount to be agreed upon. A separate security deposit requirement was waived by mutual agreement of the parties.

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

    We had cash resources of $1,948 as at September 30, 2010.  We currently do not have sufficient funds to continue with our exploration program as we will continue to incur administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents.

     If we wish to continue our exploration program, we will need to try to raise additional funds from a public offering, a private placement or loans.  To date, our President advanced a total of $34,500 for general working capital.  This loan is non-interest bearing and due on demand.  There can be no assurance that he will continue to advance funds as required or that other methods of financing will be available or accessible on reasonable terms.  At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise money in the future.  If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

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

    We anticipate that additional funding will be in the form of issuance of debt and/or equity financing from the sale of our common stock. To date, our President advanced a total of $34,500 for general working capital.  This loan is non-interest bearing and due on demand.   There can be no assurance that he will continue to advance funds as required or that other methods of financing will be available or accessible on reasonable terms.  Management has been exploring a number of options to meet our obligations and future capital requirements, including the possibility of equity offering, debt financing, and business combination but has not entered into any agreement for any of the foregoing.

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

Results of Activities

For the nine months ended September 30, 2010 compared to September 30, 2009 and for the three months ended September 30, 2010 compared to September 30, 2009

    We acquired the right to conduct exploration activity on one mineral claim consisting of thirteen claim blocks, collectively referred to as the Greenwood Pond property.  The Greenwood Pond property is located in central Newfoundland, Canada.  We do not own any interest in the property, but merely have the right to conduct exploration activities on one property.  We commissioned Richard Jeanne, Consulting Geologist to prepare a proposed exploration work program. We have not commenced any exploration work and we do not have sufficient funds to proceed with Phase 1 or to initiate Phase 2 and will need to raise additional capital from a public offering, a private placement or loans to do so.

    For the three months ended September 30, 2010 and 2009: We had a net loss of $2,003 for the three months ended September 30, 2010 compared to a net loss of $1,388 for the three months ended September 30, 2009.  Expenses were $615 greater during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 due to the fact that at September 30, 2009, the Company had a credit of $40 towards general office expenses and a credit of $578 towards mineral property costs due to overpayment of fees during the period.

    For the nine months ended September 30, 2010 and 2009: We had a net loss of $28,017 for the nine months ended September 30, 2010 compared to a net loss of $13,942 for the nine months ended September 30, 2009.  The increase of $14,075 was primarily due an increase in expenses incurred during the second fiscal quarter. For the nine month period ended September 30, 2010 we had an increase of $438 in general office expenses related to the annual renewal filings made with the Nevada Secretary of State , an increase of $4,170 in legal fees for the Company’s EDGAR filings; where fees were paid in relation to the filing of the post-effective amendment to the Company’s Form S-1, an increase of $1,663 in mineral property costs to maintain the mineral claim, an increase of $ 7,777 in transfer agent and filing fees; where $7,500 was paid to a brokerage firm for filing an eligibility application to the Depository Clearing Company (DTC) on behalf of the Company and an increase of $26 in postage and delivery charges.

    The Company had no revenues for the three and nine month periods ended September 30, 2010 and 2009 and does not expect to recognize revenue in the foreseeable future. Net cash from the sale of shares since inception on March 26, 2008 to September 30, 2010 was $42,575.  Since inception we have used our common stock to raise money for the property title acquisition, for corporate expenses and to repay outstanding indebtedness. In addition, Mr. Gary Alexander has advanced a total of $34,500 to the Company.  The loan is unsecured, non-interest bearing and due on demand.

    During the quarter ended September 30, 2010, we did not issue any common stock.

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

    As of September 30, 2010 we had $1,948 in total current assets and total current liabilities of $34,505 for a working capital deficit of $32,557 compared to $7,960 in total assets and total liabilities of $12,500 for a working capital deficit of $4,540 as at December 31, 2009.  Total liabilities for both periods were comprised of accounts payable and loan payable to a stockholder.

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

    We will require additional working capital, as we currently have inadequate capital to fund all of our business strategies, which could severely limit our operations.  To date, our President advanced a total of $34,500 for general working capital.  There are no documents reflecting the loan and Mr. Alexander has indicated that repayment is due upon demand.  There can be no assurance that he will continue to advance funds as required or that other methods of financing will be available or accessible on reasonable terms.  If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

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

    As of September 30, 2010 we have not taken action to correct the material weaknesses identified in our disclosure controls and internal control over financial reporting.  Once the Company has sufficient personnel available, our Board of Directors will nominate an audit committee and audit committee financial expert and we will appoint additional personnel to assist with the preparation of our financial statements; which will allow for proper segregation of duties as well as additional manpower for proper documentation.

Changes in Internal Controls

    There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 25th day of October 2010.

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