Form 10-K
period 2010-12-31
Greenwood Gold Resources, Inc.
filed 2011-04-13
CIK 1440172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-53614
Commission File Number

GREENWOOD GOLD RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2294927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7251 W. Lake Mead Blvd, Suite 300, Las Vegas, NV	89128
(Address of principal executive offices)	(Zip Code)

(800) 709-1196
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
n/a	n/a

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock
Title of class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	[ ]	No	[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes	[ ]	No	[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	[ ]	No	[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes	[ ]	No	[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of voting common stock held by non-affiliates was approximately $42,000 as of June 30, 2010 Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST 5 YEARS:

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	[ ]	No	[ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

142,699,975 common shares outstanding as of April 5, 2011

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

None

TABLE OF CONTENTS

		Page
	PART I

Item 1	Business	2
Item 1A	Risk Factors	4
Item 1B	Unresolved Staff Comments	4
Item 2	Properties	4
Item 3	Legal Proceedings	7
Item 4	(Removed and Reserved)	8

	PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	8
Item 6	Selected Financial Data	9
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	12
Item 8	Financial Statements and Supplementary Data	12
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	13
Item 9A(T)	Controls and Procedures	15
Item 9B	Other Information

	PART III

Item 10	Directors, Executive Officers and Corporate Governance	15
Item 11	Executive Compensation	16
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	17
Item 13	Certain Relationships and Related Transactions, and Director Independence	18
Item 14	Principal Accounting Fees and Services	19

	PART IV
		20
Item 15	Exhibits, Financial Statement Schedules

	Signatures	21
	Exhibit Index	20

ITEM 1.  BUSINESS

The statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2010, that are not purely historical statements are forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, hopes, intentions or strategies regarding the future.  These forward-looking statements involve risks and uncertainties.  Our actual results may differ from those indicated in the forward-looking statements.  Please see "Forward-Looking Statements" under Item 7 of this Annual Report and the factors and risks discussed in other reports filed from time to time with the Securities and Exchange Commission.

General Development of Business

Greenwood Gold Resources, Inc.  (the “Company”, “we”, “us”, “our” or “Greenwood”) was incorporated on March 25, 2008 in the State of Nevada. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage.

Our administrative office is located at 4285 S.W. Martin Highway, Palm City, Florida 34990 and our telephone number is (772) 288-2775. Our registered statutory office is located at 1802 North Carson Street, Suite 108, Carson City, Nevada 89701. Our mailing address is the same as our administrative office, at 4285 S.W. Martin Highway, Palm City, Florida 34990.

We had engaged in a verbal agreement to acquire and explore a mineral property located in Newfoundland, Canada with the Company’s Chief Executive Officer and shareholder – Gary D. Alexander. During the year, Mr. Alexander sold all of his shares of the Company and resigned from all offices and as a director. As a consequence, the Company and Mr. Alexander agreed to terminate the option over the Newfoundland property. We have, subsequent to our year end, entered into an option agreement to acquire up to 100% of the property located in Central British Columbia, Canada known as the Summer Property (the “Property”). Record title to the property remains with the Crown. The exploration and development rights are held in the name of the optionor – Candorado Operating Company Ltd. until the terms of the option agreement are met.   The property consists of 955.5 Hectares located in the Clinton mining district of British Columbia, Canada.

The Property is undeveloped raw land.  Preliminary exploration was conducted by the Geological Survey of Canada in 1966. Exploration, including geological mapping, soil geochemical surveying, IP and magnetic surveying and a limited diamond drill program have previously been conducted on the Property. Further exploration will be necessary to determine whether there are viable mineral deposits on the Property. The most recent geologists report was prepared in July, 2008 by an independent firm of Geologists – W.R Gilmour PGeo and A. Koffyberg PGeo. These reports include a recommendation for further exploration on the Property.

We intend to explore for gold and copper on the property, which will be our principal activity, and the resultant gold and copper, if discovered in commercially viable quantities, will be our principal products.

We have not yet commenced the field work phase of our initial exploration program.  Exploration is currently in the planning stages.  Our exploration program will be exploratory in nature and there is no assurance that a commercially viable mineral deposit, a reserve, exists on the property until further exploration is undertaken and a comprehensive evaluation concludes economic and legal feasibility. We have not yet generated or realized any revenues from our business operations.

Should we be successful in raising sufficient funds in order to conduct our exploration program, the full extent and cost of which is not presently known, and such exploration programs results in an indication that production of gold and copper is economically feasible, then at that point in time we would make a determination as to the best and most viable approach for the extraction of the minerals from the Property.

As commodity products, gold and copper are expected to be readily saleable on an open market at then current prices, therefore we foresee no direct competition per se for the selling of our products, should we ever reach the production stage.  However, we would be competing with numerous other companies in the region, in the province, in the country, and globally, for the equipment, manpower, geological expertise, and capital, required to fund, explore, develop, extract, and distribute such minerals.

Our mineral exploration program is subject to the Canadian Mineral Tenure Act Regulation. This act sets forth rules for:

*           locating claims
*           posting claims
*           working claims
*           reporting work performed

We are also subject to the British Columbia Mineral Tenure Act which tells us how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our operations.

We are also subject to the numerous Canadian and British Columbia laws for the environmental protection of forests, lakes and rivers, fisheries, wild life etc. These codes deal with environmental matters relating to the exploration and development of mining properties. We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

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

Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only cost and effect of compliance with environmental regulations in British Columbia is returning the surface to its previous condition upon abandonment of the property. We cannot at this time estimate the cost of reclamation at this time.

Much of British Columbia is subject to unresolved aboriginal land claims. The federal and provincial governments are in negotiations with the aboriginal peoples. The outcome of these negotiations and its potential impact on the Company’s operations cannot be determined at this time.

At present, we have no full-time employees. Our sole officer and director is a part-time employee and will devote about 25% of his time or ten hours per week to our operation. Mr. Branislav Jovanovic, does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Mr. Jovanovic will handle the majority of our administrative duties.

We intend to subcontract all work out to third parties.  We intend to use the services of subcontractors for manual labor exploration work on our Property.  As of today, we have not looked for or talked to any geologists or engineers who will perform work for us in the future.

Reports to Securities Holders

We are subject to the reporting requirements of Section 13 of the Exchange Act, and we are subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.” That designation will relieve us of some of the informational requirements of Regulation S-K.

Sarbanes/Oxley Act

We are also subject to the Sarbanes-Oxley Act of 2002. The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; auditor attestation to management’s conclusions about internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.

Exchange Act Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to our stockholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to the our stockholders.

We are required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities Exchange Commission on a regular basis, and are required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may also find all of the reports or registration statements that we have previously filed electronically with the SEC at its Internet site at www.sec.gov. Please call the SEC at 1-202-551-8090 for further information on this or other Public Reference Rooms. Our SEC reports and registration statements are also available from commercial document retrieval services, such as CCH Washington Service Bureau, whose telephone number is 1-800-955-0219.

ITEM 1A.  RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2.  PROPERTIES
In April 2008, we acquired the right to explore one property located in central Newfoundland, Canada.  The property consists of thirteen mineral title cells comprising 803 acres (325 hectares), license No. 014760M, and known as the Greenwood Pond Property. In December, 2010 we decided that it was not in the Company’s best interests to pursue further development of this property.

Summer Property

Claims

Subsequent to year end, the Company entered into an option to acquire 100% of a mineral claim located in the Clinton Mining Division of British Columbia, Canada, Claim #545528, with an area of 955.5 Hectares, known as the Summer Property Claim (“Property”)

With respect to the Property, our right to conduct exploration activity is based upon our written option agreement dated February 17, 2011 (“Option”) with Candorado Operating Company Ltd. Under this Option we have the right to acquire 40% of the mineral rights in exchange for the issuance of 4.5% of the outstanding common stock of the Company as of the date of the Option (which stock was issued on February 17, 2011, amounting to 6,144,975 shares), and $150,000 cash and $350,000 expended on exploration of the Property within six months of the Option date. The Company can acquire a 100% interest in the Property with the issuance of a further 10% of the Company’s total issued and outstanding stock, and a further payment of $100,000 on or before the one year anniversary of the agreement. The Crown owns the actual property and Candorado holds the title to the mineral rights until the terms of the option agreement are complied with.  Upon completion of the terms of the Option, the Company will have a clear 100% interest in the Property, subject to a 2% Net Smelter Royalty (“NSR”), as defined in the Option.  The Company has the right to reduce the NSR to 1% with a cash payment of $1,000,000 to the Optionor.

The claim for the Property expires on July 4, 2011, and the Company is required to register a minimum property expenditure of $8,059 with the BC Ministry of Mines before that date, notwithstanding its requirement to expend a total of $350,000 prior to Aug 17, 2011 of which the $8,059 will form a part, under the terms of the Option.  Failure to do so would result in a breach of the Option, and the rights to the Property revert back to the Optionor who will be required to pay these fees and has indicated they will pay the fees as required to ensure the property rights remain intact .

British Columbia allows a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by registering the claim area on the British Columbia Department of Mines and Petroleum Resources Online Claims Staking system. The Online Claims Staking system is the Internet-based British Columbia system used to register, maintain and manage the claims. A cell is an area which appears electronically on the British Columbia Internet Mineral Titles Online Grid and was formerly called a claim. A claim is a grant from the Crown of the available land within the cells to the holder to remove and sell minerals. The online grid is the geographical basis for the cell.  Previously, the claim was established by sticking stakes in the ground to define the area and then recording the staking information. The staking system is now antiquated in British Columbia and has been replaced with the online grid.

In the 19th century the practice of reserving the minerals from fee simple Crown grants was established. Legislation now ensures that minerals are reserved from Crown land dispositions. All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty Elizabeth II. The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. The Summer property is one such acquisition. Accordingly, fee simple title to the property resides with the Crown. Ungranted minerals are commonly known as Crown minerals.  Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of our property, that is the Province of British Columbia.

The property is comprised of mining leases issued pursuant to British Columbia mining legislation. The lessee has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease vertically downward. The Crown does not have the right to reclaim provided the claims are maintained in good standing. The Crown could reclaim the property in an eminent domain proceeding, but would have to compensate the lessee for the value of the claim if it exercised the right of eminent domain. It is highly unlikely that the Crown will exercise the power of eminent domain. In general, where eminent domain has been exercised it has been in connection with incorporating the property into a provincial park.

The property is unencumbered and there are no competitive conditions which affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements.

Location and Access

The Property is located in the Cariboo Plateau in central British Columbia, Canada.  It comprises 955.5 hectares, approximately centered at latitude 510 47= 30" North, longitude 1210 15= 30" West.

The property is located about 14 kilometers east of the village of Lac La Hache and 20 kilometers north of the town of 100 Mile House.  Access to the property can be gained from Highway 97, about 20 kilometers south of Lac La Hache along an all-weather gravel road (mile 111 or Spring Lake Road). About 300m past Dempsey Creek a track road heads south to 111 Mile Creek. This road crosses land owned by Spring Lake Ranch. Access to the southern portion is via Tubbs Lake Road turning east from highway 97 at mile 108. Many of these logging roads are not regularly maintained and a four wheel drive vehicle is necessary to gain access to these areas.

Groceries and general supplies and services such as air transportation, banking, restaurants and lodging are available in the town of 100 Mile House, 28km south. 100 Mile House’s population is about 1,700. The city of Williams Lake (population 11,000) to the north can also provide a variety of services. Both municipalities have airports and are serviced by CN Rail. Additionally, Highway 97 is the primary highway linking south, central and northern British Columbia.

Physiography

The Property covers a rolling upland of the central plateau in the Cariboo region. It is situated between Spring and Chub lakes. Kelly Lake to the south lies within the property boundary. Relief is gentle ranging from approximately 900m in the north part of the property to about 1,000m in the south. Glacial till and fluvial –glacial outwash cover much of the area creating many swampy areas. Drainage flows into Chub lake, which drains north into Dempsey Lake. Much of the forested area, consisting of pine spruce and fir is second growth forestation.

The climate is dry continental with annual precipitation between 400 to 700 millimeters with most occurring during the winter months. Snow covers the ground from approximately November to April. Summers are generally warm to hot.

Regional Geology

The Property is located in the Quesnel Terrane of the Intermontane Belt, a northwest trending belt of marine sediments and volcanics measuring about 40 to 50 km wide and traceable for over 1,000 km central BC. The Quesnel Terrane is a marine basin that formed at the Triassic continental margin. The sediments and volcanics occupying the Quesnel Terrane are assigned to the Triassic to early Jurassic Nicola Group. The composition of the Nicola Group varies widely throughout, but in general, the basal marine sequence consists of shale, siltstone, greywacke, argillite and limestone. The basal sequence is succeeded by a considerable thickness of submarine alkalic volcanics, which are in turn succeeded by an easterly facing succession of calk-alkaline. Late Triassic volcanic centres hot the porphyry copper-gold deposits in the Quesnel Terrane, along with several gold-rich skarn deposits.

Property Geology

The Property is extensive, and the geology varies widely. The oldest rocks date from the middle to late Triassic Nicola Group, comprising a volcaniclastic succession of volcanic breccia with mainly pyroxene-phyric basalt fragments, sandstone conglomerate, siltstone, pyroxene-phyric basalt and calcareous sandstone. The property is extensively covered by glacial and glacio-lacustrine deposits reaching in places over 50m in depth. An area of high copper soil values south west of Spring lake is associated with an east-west ridge of diorite outcrop, with secondary potassium feldspar.

Prior Exploration

The Property is undeveloped raw land.  Preliminary exploration was conducted by the Geological Survey of Canada in 1966. Exploration, including geological mapping, soil geochemical surveying, IP and magnetic surveying and a limited diamond drill program have previously been conducted on the Property. Further exploration will be necessary to determine whether there are viable mineral deposits on the Property. The most recent geologists report was prepared in July, 2008 by an independent firm of Geologists – W.R Gilmour PGeo and A. Koffyberg PGeo. These reports include a recommendation for further exploration on the Property.

Proposed Exploration Program

Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by a consultant if the property contains reserves. We have not selected a consultant as of the date of this prospectus and will not do so until our offering is successfully completed, if that occurs, of which there is no assurance. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don't find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we will be able to raise additional money in the future. If we need additional money and can=t raise it, we will have to suspend or cease operations.

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

The property is undeveloped raw land. Exploration and surveying has not been initiated and will not be initiated until we raise additional funds. Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can't predict what that will be until we find mineralized material.

We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that what ever is located under adjoining property may or may not be located under the property.

We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can't predict what that will be until we find mineralized material.

We cannot provide you with a more detailed discussion of how our exploration program will accomplish and what we expect will be our likelihood of success. That is because we have a piece of raw land and we intend to look for a gold ore body. We may or may not find an ore body. We have the right to prospect, explore, test, develop, work and mine the property. We hope we do, but it is impossible to predict the likelihood of such an event. In addition, the nature and direction of the exploration may change depending upon initial results.

We do not have any plan to take our Company to revenue generation. That is because we have not found economic mineralization yet and it is impossible to project revenue generation from nothing.

If we are unable to complete exploration because we do not have enough money, we will cease operations until we raise more money. If we cannot or do not raise more money, we will cease operations. If we cease operations, we don't know what we will do and we do not have any plans to do anything else.

Our exploration program will not result in the generation of revenue. It is designed only to determine if mineralized material is located on the property. Revenue will only be generated if we discover mineralized material and extract the minerals and sell them. Because we have not found mineralized material yet, it is impossible to project revenue generation.

As of the date of this Report, the Company is in the process of determining the specifics of its planned exploration program.

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

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this Form 10-K.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information
On February 23, 2009, our common stock was approved for quotation on the Financial Industry Regulatory Association’s Over-the-Counter Bulletin Board.  Our shares are listed under the trading symbol GGRI.

The first trade of our common stock occurred in the 3rd quarter of the most recent fiscal year.

Quarter	High ($)	Low ($)
4th Quarter ended 12/31/2010	$0.034	$0.034
3rd Quarter ended 09/30/2010	$0.028	$0.0125
2nd Quarter ended 6/30/2010	-	-
1st Quarter ended 3/31/2010	-	-

4th Quarter ended 12/31/2009	-	-
3rd Quarter ended 9/30/2009	-	-
2nd Quarter ended 6/30/2009	-	-
1st Quarter ended 3/31/2009	-	-

Holders

As at April 5, 2011 the Company had 17 shareholders of record of its common stock.

Dividends

We have never declared or paid dividends on our common stock.  We intend to retain earnings, if any, to support the development of our business and therefore do not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

Securities authorized for issuance under equity compensation plans

Mr. Branislav Jovanovic received 10,000,000 shares of the Company’s common stock valued at $500 on agreeing to be the Company’s chief executive officer and sole director.  Other than that we do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Recent Sales of Unregistered Securities

In April 2008, we issued 60,000,000 restricted shares of common stock to Gary D. Alexander; a former officer and director pursuant to Section 4(2) of the Securities Act of 1933.  The shares were sold in a private transaction to Mr. Alexander, for proceeds of $2,500.  No commissions were paid to anyone in connection with the sale of the shares and general solicitation was not made to anyone.

In May 2008 we completed a private placement of 66,555,000 shares of common stock to 33 investors in consideration of $39,575.   The shares were issued as restricted securities pursuant to the exemption from registration contained in Regulation 504 of the Securities Act of 1933 in that a Form D was filed with the Securities and Exchange Commission; we raised less than $1,000,000 in the applicable twelve month period.

In December, 2010, we issued to Branislav Jovanovic, our president and sole director, 10,000,000 shares as executive compensation valued at $500. The shares were issued in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements.

There were no additional unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the past three years.

ITEM 6.  SELECTED FINANCIAL DATA

The Company is a smaller reporting company and is not required to provide this information.

TEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This current report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance.  You should not place undue reliance on these statements, which speak only as of the date that they were made.  These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

In this report unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares of our capital stock.

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

As used in this current report and unless otherwise indicated, the terms “we”, “us”, the “Company” and “Greenwood” refer to Greenwood Gold Resources, Inc.

Summary

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

Our proposed exploration program

Our business plan has been to abandon our interest in the Greenwood Pond property in Newfoundland and to proceed with the exploration of the Summer property in British Columbia to determine whether there are commercially exploitable ore bodies containing gold, silver or copper.  Our target is mineralized material. Our success depends upon finding mineralized material. Mineralized material is a mineralized body that has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal.  Before mineral retrieval can begin, we must conduct exploration to determine what amount of minerals, if any, exist on the property and if any minerals that are found can be economically extracted and profitably processed.

The property is undeveloped raw land.  Preliminary exploration and surveying has been completed by previous holders of the mineral rights.  To our knowledge, the property has never been mined.  The only event that has occurred is the recording of the property and the preparation of a geologists report by W.R Gilmour, PGeo and A. Koffyberg, PGeo..

Subject to having sufficient capital, which we have not yet raised, we intend to proceed with a proposed work program as recommended by a consulting geologist.  We intend to initiate a mapping and sampling program and will begin to compile a geologic profile of the Property.  Gold is associated with structurally controlled hydrothermal veins, so emphasis should be placed on documenting their locations and characteristics.  Sampling should accompany this phase to verify the published data and begin the delineation of mineralized zones.  Prospective locations that exhibit alteration and structural features indicative of mineralization should be mapped in detail and thoroughly sampled.  Where these features project into covered areas, trenching may be necessary to expose bedrock for follow-up mapping and sampling, pending the results of analyses of the initial sampling program.

 The proposed work program involves undertaking a two phase mineral exploration program consisting of onsite surface reconnaissance, mapping, sampling and trench site identification followed by geochemical analyses.  If encouraging results come from the initial investigation, we would then commence Phase 2.

Phase 1 of the recommended geological exploration program will cost approximately $350,000.   Phase 1 would consist of on-site surface reconnaissance, mapping, sampling and trench site identification. Geochemical analyses of the samples would follow. Phase 1 of the exploration program would take approximately 90 days, weather permitting. We anticipate commencing this phase of the exploration program, subject to our geologists availability to proceed with our proposed exploration program and the availability of additional capital to carry out the activities under Phase 1.  Upon our review of the results we will assess whether the results are sufficiently positive to warrant proceeding with Phase 2 of the exploration program.

We cannot yet determine the cost of Phase 2 of the recommended geological exploration program, as it is dependent on the outcomes of Phase 1. Typically though, a the next steps upon positive results from Phase 1 would entail on-site trenching, mapping and sampling followed by further geochemical analyses.  Our geologist will then be able to compile the data from the assay lab and provide us with a report. Pending the report results, we will assess whether the results are sufficiently positive to warrant further programs based upon our consulting geologist’s review of the results and recommendation.

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

Results of Operations

For the Years Ended December 31, 2010 and 2009

We had a net loss of $49,030 for the year ended December 31, 2010 compared to a net loss of $16,359 for the year ended December 31, 2009.  The change is explained below.

Operating Expenses:  Operating expenses were $49,030 and $16,359 for the years ended December 31, 2010 and 2009, respectively.  The increase was primarily due to a accounting, audit and transfer agent fees,.

We acquired the right to conduct exploration activity on one mineral claim consisting of thirteen claim blocks, collectively referred to as the Greenwood Pond property located in central Newfoundland, Canada. In December, 2010, we decided to abandon this claim and pursue other properties. Subsequent to our year end we entered into an option agreement to acquire up to 100% of a mineral claim located in central british Columbia, Canada.  We do not own any interest in the property, but merely have the right to conduct exploration activities on one property.  We have not commenced any exploration work and we do not have sufficient funds to proceed with exploration and development and will need to raise additional capital from a public offering, a private placement or loans.

Net cash from the sale of shares since inception on March 25, 2008 to December 31, 2010 was $42,575.  Since inception we have used our common stock to raise money for the property title acquisition, for corporate expenses and to repay outstanding indebtedness.

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

Liquidity and Capital Resources

As of December 31, 2010 we had $ nil in total current assets and total current liabilities of $53,070 for a working capital deficit of $53,070 compared to $7,960 in total assets and total liabilities of $12,500 for the year ended December 31, 2009.  Total liabilities for the year ended December 31, 2010 were comprised of accrued accounting and audit fees, salaries payable to our chief executive officer and the loans payable to stockholders.

In April 2008, we issued 3,000,000 restricted shares of common stock to Gary D. Alexander; our former sole officer and director pursuant to Section 4(2) of the Securities Act of 1933.  The shares were sold in a private transaction to Mr. Alexander.  No commissions were paid to anyone in connection with the sale of the shares and general solicitation was not made to anyone.

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

We will require additional working capital, as we currently have inadequate capital to fund all of our business strategies, which could severely limit our operations. To date, our principle stockholders have advanced a total of $38,065 for general working capital.  There can be no assurance that he will continue to advance funds as required or that other methods of financing will be available or accessible on reasonable terms.  Management has been exploring a number of options to meet our obligations and future capital requirements, including the possibility of equity offering, debt financing, and business combination but has not entered into any agreement for any of the foregoing.  At the present time, we have not made any arrangements to raise additional cash.  If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

We anticipate that additional funding will be in the form of issuance of debt and/or equity financing from the sale of our common stock. However, we have no assurance that we will be able to raise sufficient funds from the sale of our common stock to pay all of our anticipated expenses.  To date, our investors have advanced a total of $38,065 for general working capital.  The loan is non-interest bearing and due on demand.  There can be no assurance that they will continue to advance funds as required or that other methods of financing will be available or accessible on reasonable terms.  Management has been exploring a number of options to meet our obligations and future capital requirements, including the possibility of equity offering, debt financing, and business combination but has not entered into any agreement for any of the foregoing.

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

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and is not required to provide this information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial information required by this Item is attached hereto below beginning on page F-1.

GREENWOOD GOLD RESOURCES, INC. (AN EXPLORATION STAGE COMPANY) REPORT AND FINANCIAL STATEMENTS December 31, 2010 (EXPRESSED IN U.S. FUNDS)

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Cash Flows	F-5

Consolidated Statements of Stockholders' Equity (Deficit)	F-6

Notes to Consolidated Financial Statements	F-7 to F-11

Randall N. Drake, C.P.A., P.A.
1981 Promenade Way
Clearwater, FL  33760
727.536.4863
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Greenwood Gold Resources, Inc.
Las Vegas, NV

We have audited the accompanying balance sheet of Greenwood Gold Resources, Inc. (The Company) (an exploration stage company) as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ equity, and cash flows for each of the two year periods ended December 31, 2010 and 2009, and for the period from inception March 26, 2008 to December 31, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009 and the results of its operations and its cash flows for each of the two-year periods ended December 31, 2010 and 2009 and for the period from inception March 26, 2008 through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has had no revenue, recurring losses and negative cash flows from operations.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Randall N. Drake C.P.A. P.A.

Randall N. Drake C.P.A. P.A.
Clearwater, Florida
March 31, 2011

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Balance Sheet

	As of December 31, 2010	As of December 31, 2009

ASSETS

Current Assets
Cash	$-	$7,320
Prepaid Expense	-	640

TOTAL ASSETS	$-	$7,960

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	10,005	$-
Wages payable	5,000	-
Due to stockholders	38,065	12,500

Total Liabilities	$53,070	$12,500

Stockholders’ Equity

Common stock (Note 5)
1,500,000,000 shares authorized, with a $0.001 par value,
136,555,000 and 126,555,000 shares issued and outstanding	$136,555	$126,555
Additional paid-in capital	(93,480)	(83,980)
Accumulated Deficit	(96,145)	(47,115)

Total Stockholders’ Equity	$(53,070)	$(4,540)

Total Liabilities and Stockholders’ Equity	$-	$7,960

The accompanying notes are an integral part of these financial statements

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Statement of Operations

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	Cumulative results from March 26, 2008 (date of inception) to December 31, 2010

REVENUE	$-	$-	$-

EXPENSES

General office expenses	$1,112	$732	$2,769
Accounting Fees	17,500	8,500	32,000
Legal fees	11,318	2,812	30,160
Mineral property costs	3,250	1,587	8,617
Postage and Delivery	104	78	1,045
Rent – Office	1,438	1,917	4,472
Salaries and benefits	5,500		5,500
Transfer agent and filing fees	8,808	733	11,582

Total Expenses	$49,030	$16,359	$96,145

Net Loss	$(49,030)	$(16,359)	$(96,145)

Earnings (Loss) Per Share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding
Basic and Diluted	126,933,356	126,555,000

The accompanying notes are an integral part of these financial statements

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	Cumulative From March 26, 2008 (date of inception) to December 31, 2009

CASH FROM OPERATING ACTIVITIES:

Accumulated Deficit	$(49,030)	$(16,359)	$(96,145)
Capital stock issued for services	500	-	500

Changes in operating assets and liabilities

Accounts payable	10,005	(1,280)	10,005
Wages payable	5,000		5,000
Prepaid Expenses	640	(640)

Net Cash Used in Operating Activities	(32,885)	(18,279)	(80,640)

CASH FROM FINANCING ACTIVITIES:

Net advances from Shareholder	25,565	12,500	38,065
Proceeds from issuance of common stock	-	-	42,575

Net Cash from Financing Activities	25,55	12,500	80,640

Net increase (decrease) in Cash	(7,320)	(5,779)	-

Cash, Beginning	7,320	13,099	-

Cash, Ending	$-	$7,320	$-

The accompanying notes are an integral part of these financial statements

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
For the period from March 26, 2008 (Date of Inception) to December 31, 2010
(Expressed in U.S. Dollars)

	Common Shares		Additional Paid-in Capital	Deficit Accumulated during the Exploration
	Number	Par Value	(Discount)	Stage	Total

Balance March 26, 2008 (Date of Inception)	–	$–	$–	$–	$–

Shares issued for cash on April 1, 2008 at $0.001 per share	3,000,000	3,000	–	–	3,000

Shares issued for cash on April 29, 2008 at $0.005 per share	3,250,000	3,250	13,000	–	16,250

Shares issued for cash on May 29, 2008 at $0.30 per share	77,750	78	23,247	--	23,325

Net loss for the year	–	–	–	(30,756)	(30,756)

Balance, December 31, 2008	6,327,750	6,328	36,247	(30,756)	11,819
Effect of 20:1 Stock Dividend Declared February 20, 2011
Cancellation of old common stock	(6,327,750)	(6,328)			(6,328)
Issuance of new common stock	126,555,000	126,555	(120,227)		6,328

Balance, December 31, 2008, restated	126,555,000	126,555	(83,980)	(30,756)	11,819

Net loss for the year	–	–	–	(16,359)	(16,359)

Balance, December 31, 2009	126,555,000	126,555	(83,980)	(47,115)	(4,540)

Shares issued for services on Dec 15, 2010	10,000,000	10,000	(9,500)		500

Net loss for the year				(49,030)	(49,030)

Balance, December 31, 2010	136,555,000	$136,555	$(93,480)	$(96,145)	$(53,070)

The accompanying notes are an integral part of these financial statements

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

1.     Nature of Operations and Continuance of Business

Greenwood Gold Resources, Inc. (“the Company”) was incorporated in the State of Nevada on March 25, 2008. The Company is an Exploration Stage Company, as defined by ASC 915-10 “Accounting and Reporting by Development Stage Enterprises”. The Company’s business plan is to acquire, explore and develop mineral properties. The Company has not determined whether its mining claims contain ore reserves that are economically recoverable.

On February 15, 2011, the Company approved a 20:1 forward split of the Company’s stock. Following this split, the Company’s authorized capital increased to 1,500,000,000 common shares with a par value of $0.001 per share and the outstanding shares of the Company’s capital stock increased to 126,555,000. The effect of this forward split has been retroactively applied to the common stock balances at December 31, 2008, and reflected in all common stock activity reflected in these financial statements since that time.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  At December 31, 2010 the Company has limited cash resources and will likely require new financing, either through issuing shares or debt, to continue the development of its business.  Management intends to offer additional common stock; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the ability of the Company to determine the existence of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, obtain necessary financing and then profitable operations.  As of December 31, 2010, the Company has never generated any revenues and has accumulated losses of $96,145 since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

2.      Summary of Significant Accounting  - Cont'd

c)     Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

d)     Mineral Property Costs
The Company has been in the exploration stage since its inception on March 25, 2008 and has not yet realized any revenues from its planned operations.  It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in ASC 350-30, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under ASC 360-10, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

g)     Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduced deferred tax assets to the amount that is believed more likely than not to be realized.

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

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

2.      Summary of Significant Accounting Policies (Cont'd)

j)      Recent Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We believe that the following impending standards may have an impact on our future filings.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures ("ASU 2010-06"). This standard updates FASB ASC 820, Fair Value Measurements ("ASC 820"). ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The standard is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company has adopted ASU 2010-06; the adoption did not have a material impact on the financial statements.

In March 2010, the FASB issued ASU No. 2010-11, Derivatives and Hedging (Topic 815)-Scope Exception Related to Embedded Credit Derivatives.  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity's first fiscal quarter beginning after issuance of this Update.  The company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the company.

In April 2010, the FASB issued ASU No. 2010-13, Compensation-Stock Compensation (Topic 718)-Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the company.

In April 2010, the FASB issued ASU No. 2010-12, Income Taxes (Topic 740)-Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts.  After consultation with the FASB, the SEC stated that it “would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act”. The company does not expect the provisions of ASU 2010-12 to have a material effect on the financial position, results of operations or cash flows of the company.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

k) Subsequent Events

These financial statements were approved by management and were issued on March 29, 2011.  Subsequent events have been evaluated through this date.

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

3.      Mineral Properties

On February 17, 2011, the Company entered into an option agreement to acquire certain mineral rights as described below.

On April 30, 2008, the Company, through its President and director, acquired title to a mineral property in the southwest of Gander, Central Newfoundland; herein referred to as “Greenwood Pond Property”.  On December 15, 2010, the Company decided not to continue with this claim and instead investigate other potential properties. The ownership of this claim reverts to a former shareholder and director.

Subsequent to year end, on February 17, 2011, the Company entered into an option agreement with Candorado Operating Company Ltd. to acquire up to 100% of the mineral rights to a property located in central British Columbia, Canada. Under the terms of this agreement, the Company will acquire 40% of the rights in exchange for 4.5% of the Company’s outstanding common shares, $150,000 in cash and a commitment to spend a minimum of $350,000 in exploration and development on the property. The additional 60% can be acquired for an additional 10% of the Company’s common stock and additional $100,000 cash.

4.      Related Party Transactions

At December 31, 2010 the President and Stockholder of the Company is owed $38,065 for cash advanced to the Company.  The amount due is unsecured, non-interest bearing and due on demand and is convertible to common stock at the shareholders discretion.

5.      Common Stock

Since inception, the Company issued 3,000,000 shares of common stock at $0.001 per share, 3,250,000 shares of common stock at $0.005 per share and 77,750 shares of common stock at $0.30 per share for cash proceeds of $42,575. On December 15, 2010, the Company issued 10,000,000 shares of common stock at $500 as a fee for to a shareholder to act as chief financial officer and director.

6.      Occupancy

Beginning June 1, 2008, the Company entered into a sublease agreement for approximately 144 square feet of executive style office space with an unrelated third party for an initial term of one year. Additional terms include annual rental in the amount of $1,800 plus applicable state and local taxes payable at a rate of $150 per month with first payment due June 1, 2008 and an option to renew for an additional one year at an annual rent amount to be agreed upon. A separate security deposit requirement was waived by mutual agreement of the parties. The lease was renewed during the period ended June 30, 2009 under the same terms initially agreed upon by both parties. On December 15, 2010, a former shareholder and director assumed the balance of this lease.

Greenwood Gold Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

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

The year-end analysis supports the same conclusion, and the Company does not have an accrual for uncertain tax positions as of December 31, 2010.  As a result, tabular reconciliations of beginning and ending balance would not be meaningful.  If interest and penalties were to be assessed, the Company would charge interest to interest expense and penalties to other operating expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within twelve (12) months of the reporting date.

ASC 740 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forwards.  The Company has incurred net operating losses of $96,145 which expire in 2024.

The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards.  The net deferred tax asset is approximately $nil as of December 31, 2010, for which the Company recorded a valuation allowance because the Company cannot be assured it is more likely then not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at December 31, 2010 and 2009 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	Year Ended December 31, 2010	Period From Inception March 26, 2008 to December 31, 2009
Net operating losses carried forward	96,145	$16,359
Statutory tax rate	35%	35%
Effective tax rate	-	-
Deferred tax asset	33,650	5,725
Valuation allowance	(33,650)	(5,725)

Net deferred tax asset	$0	$0

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not currently and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A(T).  CONTROLS AND PROCEDURES

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

•
There are no controls in place to ensure that expenses are recorded when incurred, as opposed to when invoices are presented by suppliers, increasing the risk of incomplete expenses and accrued liabilities.

•	As the Company is governed by one officer who is also a director, there is an inherent lack of segregation of duties and lack of independent governing board.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of December 31, 2010, management has concluded that the Company’s internal controls over financial reporting were not operating effectively. Management has identified the following weaknesses; that only when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of December 31, 2010:

•
We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our financial statements.  To date we have not established an audit committee.

•
Dual Signatures of Checks - The Company’s check signing authority lies with the Company’s sole officer. Management feels that the lack of dual signatures on checks can increase the likelihood of misappropriation of assets given the fact that the person who prepares the checks is the same person required to sign all checks.

•
Insufficient documentation of financial statement preparation and review procedures - We employ policies and procedures in reconciliation of the financial statements and the financial information based on which the financial statements are prepared, however, the controls and policies we employ are not sufficiently documented.

•
We did not maintain proper segregation of duties for the preparation of our financial statements – As of December 31, 2010 the majority of the preparation of financial statements was carried out by one person.  This has resulted in several deficiencies including:

•	Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel.

•	Lack of control over preparation of financial statements, and proper application of accounting policies.

•
We lack sufficient information technology controls and procedures – As of December 31, 2010, we lacked a proper data back up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

The foregoing material weaknesses identified in our internal control over financial reporting and disclosure controls and procedures were identified in December 2010, by our management. The aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our financial statements.  As of December 31, 2010 we have not taken action to correct the material weaknesses identified in our disclosure controls and internal control over financial reporting.

Continuing Remediation Efforts to Address Deficiencies in the Company’s Internal Control over Financial Reporting

•	Once the Company has sufficient personnel available, then our Board of Directors, in connection with the aforementioned weaknesses, will implement the following remediation measures:

•	Our Board of Directors will nominate an audit committee and audit committee financial expert.

•
Our Board of Directors will appoint a member of management to act as the secondary authorized signatory on the Company’s bank account; to decrease the likelihood of misappropriation of the Company’s assets.

•
We will appoint additional personnel to assist with the preparation of our financial statements; which will allow for proper segregation of duties, as well as additional manpower for proper documentation.

•
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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

There is no further information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by the Form 10-K, but that was not reported, whether or not otherwise required by this Form 10-K.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors, Executive Officers and Certain Significant Employees

The following table sets forth the names and ages of all directors, executive officers and certain significant employees of the Company as of the filing date of this report, further indicating all positions and offices with the Company held by each such person, their term of office, and any arrangement or understanding between their selves and any other person(s) pursuant to which they were or are to be selected as a director or officer:

Name	Age	Position	Term of Office	Arrangement or Understandings
Branislav Jovanovic	46	Chief Executive and Chief Financial Officer, President, Secretary/Treasurer	3 Dec 2010 to present	n/a
Branislav Jovanovic	46	Director	3 Dec 2010 to present	n/a

Except as otherwise indicated below, no organization by which any officer or director previously has been employed is an affiliate, parent, or subsidiary of the Company. Furthermore, except as otherwise indicated below, no director or person nominated or chosen to become a director holds any other directorships in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, 15 U.S.C. 80a–1, et seq., as amended.

Branislav Jovanovic, President, CEO, CFO, Secretary, Treasurer  & Director

Mr. Branislav Jovanovic was appointed as the sole officer and sole director of the Company in December 2010. Since 2004, Mr. Jovanovic has served in numerous executive positions, including president/chief executive officer, and as a member of the board of directors for several publicly traded companies. His executive positions have enabled Mr. Jovanovic to participate in several RTOs and to secure financing for working capital. Mr. Jovanovic has garnered considerable managerial and administrative skills while in his executive roles and provides a hands-on, efficient and dedicated approach towards achieving solutions. From 1990 through 1996, Mr. Jovanovic served as a total quality management leader for the Westin Hotel in Calgary, Alberta. His primary responsibilities included the exploration and implementation of waste and recycling solutions. Mr. Jovanovic earned a degree in hotel management in 1996 from SAIT.

Involvement in Certain Legal Proceedings, Family Relationships

To the best of the issuer’s knowledge, during the past five years, no director, executive officer, promoter or control person of the Company:

•
has any bankruptcy petition filed by or against any business of which the director, executive officer, promoter or control person was a general partner or executive officer either at the time of bankruptcy or within two years prior to that time;

•	was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•
was the subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•
were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

•
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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers as at December 31, 2010 for all services rendered in all capacities to us during the last completed fiscal year:

Name and Principal Position	Fiscal Year ended Dec 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Branislav Jovanovic CEO, CFO and President	2010	5,000	-0-	500 (1)	-0-	-0-	-0-	-0-	5,500
Gary Alexander CEO, CFO, President (resigned)	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	In December 2010 Branislav Jovanovic, our president and sole director, was issued 10,000,000 shares as executive compensation valued at $500, inclusive of compensation of his role as director.

Outstanding Equity Awards at Fiscal Year End

None

Compensation of Directors

There was no compensation provided to directors by way of cash or other cash compensation for services rendered as a director during the year ended December 31, 2010, with the exception of the amounts noted above under Summary Compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans
None

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of April 5, 2011, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

	Direct Amount of		Percent
Name of Beneficial Owner	Beneficial Owner	Position	of Class
Branislav Jovanovic	70,000,000	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary and Director	49.05%

(1)
Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities.   All shares of common stock subject to options or warrants exercisable within 60 days of April 5, 2011 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.  Subject to the paragraph above, the percentage ownership of outstanding shares is based on 142,699,975 shares of common stock outstanding as of April 5, 2011.

Security Ownership of Management

The following table sets forth information, as of April 5, 2011, with respect to the beneficial ownership of the Company’s common stock by each of the Company's officers and directors, and by the officers and directors of the Company as a group.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (%)(1)
Common	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary	70,000,000 shares held directly	49.05
Common	All Officers and Directors as a group	70,000,000 common shares	49.05

(1)
Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities.   All shares of common stock subject to options or warrants exercisable within 60 days of April 5, 2011 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.  Subject to the paragraph above, the percentage ownership of outstanding shares is based on 142,699,975 shares of common stock outstanding as of April 5, 2011.

Changes in Control

Effective on December 15, 2010, Gary D. Alexander (the “Seller”), the record holder of an aggregate 3,000,000 (60,000,000 post-split)  shares of common stock Greenwood Gold Resources, Inc., a Nevada corporation (the “Company”), entered into a share purchase agreement dated December 3, 2010 (the “Share Purchase Agreement”) with Branislav Jovanovic (the “Buyer”). In accordance with the terms and provisions of the Share Purchase Agreement, the Seller sold the 3,000,000 shares of restricted common stock of the Company to the Buyer at a price of $0.01 per share for a total purchase price of $30,000.00. The sale and purchase of the shares of common stock of the Company constitutes 47.4% of the total  issued and outstanding shares and effected a change in control of the Company. The Company issued an additional 500,000 (10,000,000 post-split) shares of restricted common stock to the Buyer pursuant to the appointment of the Buyer as the sole officer and director of the Company. This resulted in the equity ownership by the Buyer of 51.3% of the total issued and outstanding shares of the Company. Thus, a change in control of the Company has occurred.

There are no additional present arrangements or pledges of our securities which may result in a change in control of the Company.  However, there are no provisions in our Articles of Incorporation or Bylaws that would delay, defer or prevent a change in control.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons, Promoters and Certain Control Persons

Transactions with Related Persons

There were no material transactions, or series of similar transactions, since the beginning of the last fiscal year, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or 1% of our total assets at year-end for the last two completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Promoters and Certain Control Persons

None.

Parents

There are no parents of our Company.

Director Independence

The Company has not yet developed any categorical standards for determining the materiality of relationships that the Directors may have with the Company.  Our existing director and Chairman of the Board of Directors is not independent.

The Company expects to develop categorical standards for determining independence and the materiality of relationships that directors may have with the Company and still maintain independence during fiscal 2011.  The Company will either include its independence standards in its next proxy statement, if developed at that time and will post such information on its website.

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

2010	$8,000.00
2009	$8,000.00

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by Randall N. Drake, CPA, PA; the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010	$0.00
2009	$0.00

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by Koplas & Company, CPA, PA; the principal accountant for tax compliance, tax advice, and tax planning was:

2010	$500.00
2009	$500.00

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal yeas for the products and services provided by Randall N. Drake, CPA, PA; the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010	$0.00
2009	$0.00

(5) Our audit committee’s pre-approval policies and procedures described in paragraph €(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The information required by this item is incorporated herein by reference to the financial statements and notes thereto listed in Item 8 of Part II and included in this Annual Report.

Schedules

All financial statement schedules are omitted because the required information is included in the financial statements and notes thereto listed in Item 8 of Part II and included in this Annual Report.

Exhibits

The following exhibits are filed as part of this Annual Report:

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation	S-1	July 18, 2008	3.1
3.1(1)	Certificate of Change to Articles of Incorporation filed with the Nevada Secretary of State	8-K	Febrary 17, 2011	3.1
3.2	Bylaws	S-1	July 18, 2008	3.2
4.1	Specimen stock certificate	S-1	July 18, 2008	4.1
10.1	Declaration of Trust of Branislav Jovanovic	S-1	July 18, 2008	10.1
10.2	Option Agreement between the Company and Candorado	8-K	February 22, 2011	10.1
14.1	Code of Ethics	10-K	March 31, 2009	14.1
31.1	Section 302 Certification - Principal Executive Officer				X
31.2	Section 302 Certification - Principal Financial Officer				X
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENWOOD GOLD RESOURCES, INC.

Date:	April 12, 2011	By:	/s/ Branislav Jovanovic
		Name:	Branislav Jovanovic
		Title:	President, Chief Executive Officer (Principal Executive Officer) Principal Financial Officer, Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

Date:	April 12, 2011	By:	/s/ Branislav Jovanovic
		Name:	Branislav Jovanovic
		Title:	President, Chief Executive Officer (Principal Executive Officer) Principal Financial Officer, Principal Accounting Officer, and Director