Form 10-Q
period 2011-03-31
Greenwood Gold Resources, Inc.
filed 2011-05-20
CIK 1440172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:  March 31, 2011

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-53614

GREENWOOD GOLD RESOURCES, INC.
 (Exact name of registrant as specified in its charter)

Nevada	26-2294927
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

7251 W. Lake Mead Blvd., Suite 300 Las Vegas, Nevada 89128
(Address of principal executive offices)

(800) 709-1196
(Registrant’s telephone number, including area code)

n/a
(Former name, former address and former fiscal year, if changed since last report)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 20, 2011: 71,651,053 shares of common stock.

GREENWOOD GOLD RESOURCES, INC.

FORM 10-Q
FOR THE PERIOD FROM INCEPTION (MARCH 26, 2008) TO MARCH 31, 2011)
__________________

TABLE OF CONTENTS
___________________

PART I.       FINANCIAL INFORMATION

ITEM I.        FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010

GREENWOOD GOLD RESOURCES INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Stated in US Dollars)

ASSETS	March 31, 2011 (Unaudited)	December 31, 2010 (Audited)
Current
Cash	$-	$-
Total Current Assets

Deposits on mineral property	614,498	-

Total Assets	$614,498	$-

LIABILITIES
Current
Accounts payable and accrued liabilities	$153,071	$10,005
Accounts payable – related parties	60,363	5,000
Loan payable – related parties	49,888	38,065
Total Current Liabilities	263,322	53,070

STOCKHOLDERS’ DEFICIT
Capital stock –
Authorized:
$0.001 par value, 1,500,000,000 common shares authorized;
142,699,975 and 136,555,000 common shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	142,700	136,555
Additional Paid-in Capital	514,873	(93,480)
Accumulated deficit during the exploration stage	(306,397)	(96,145)
Total Stockholders’ Equity (Deficit)	351,176	(53,070)
Total Liabilities and Stockholders’ Equity (Deficit)	$614,498	$-

The accompanying notes are an integral part of these financial statements

GREENWOOD GOLD RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

			Cumulative results
			From March 26, 2008
	Three Months ended March 31,		(date of inception) to
	2011	2010	March 31, 2011

Revenue	$-	$-	$-

Operating Expenses
Accounting fees	7,000	5,500	39,000
Legal fees	57,956	-	88,116
Consulting fees	90,000	-	90,000
Mineral property costs	-	-	8,617
Salaries and benefits	30,000	-	35,500
Transfer agent and filing fees	4,355	230	15,937
Other general and administrative expenses	20,941	899	29,227
Total operating expenses	210,252	6,629	306,397

Net Loss	$(210,252)	$(6,629)	$(306,397)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	139,422,655	126,555,000

The accompanying notes are an integral part of these financial statements

GREENWOOD GOLD RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

			Cumulative results
	Three months		From March 26, 2008
	ended March 31,		(date of inception) to
	2011	2010	March 31, 2011
Cash flows from operating activities
Net loss	$(210,252)	$(6,629)	$(306,397)
Common stock issued for services	-	-	500
Adjustment to reconcile net loss to cash used by operations:
Accounts payable and accrued liabilities	143,066	2,920	153,071
Accounts payable – related parties	55,363	-	60,363
Prepaid expenses	-	230	-
Net cash provided by (used) in operating activities	(11,823)	(3,479)	(92,463)

Cash flows from Financing Activities
Proceeds from issuance of common stock	-	-	42,575
Proceeds from shareholders’ loan	11,823	(1,700)	49,888
Net cash provided by financing activities	11,823	(1,700)	92,463

Increase (decrease) in cash during the period	-	(5,179)	-

Cash, beginning of period	-	7,320	-

Cash, end of period	$-	$2,141	$-

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash transactions:
Common stock issued for the option of the mineral property	$614,498	$-	$614,498

The accompanying notes are an integral part of these financial statements

GREENWOOD GOLD RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2011 and 2010

Note 1 – Organization and summary of significant accounting policies

Organization and nature of business

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

Estimates

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

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Mineral Properties

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

GREENWOOD GOLD RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2011 and 2010

Note 1 – Organization and summary of significant accounting policies - continued

 Stock-based Compensation

The Company has not adopted a stock option plan and has not granted any stock options. No stock based compensation has been granted to date.

Loss per Common Share

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

Reclassification

For the three-month period ended March 31, 2011, certain items in 2010 and cumulative from inception were reclassified to conform to the 2011 presentation.

Note 2 - Going concern

The Company is currently in the exploration stage and has engaged in limited operations. While management of the Company believes that the Company will be successful in its planned operating activities, there can be no assurance that it will be able to be successful in the development of its product, sale of its planned product, and services that will generate sufficient revenues to sustain its operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred an operating loss since inception and has no revenues to offset its operating costs.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3 – Mineral properties

On February 17, 2011,  Greenwood Gold Resources Inc.  (the “Company”) and Candorado Operating Company Ltd. (“Candorado”) entered into an Option Agreement (the “Agreement”) whereby the Company has optioned the rights to earn up to a 100% interest in and to certain mining claims knows as Summer located in British Columbia, Canada (the “Property”). The Agreement is filed as an exhibit to this report on Form 8-K.

GREENWOOD GOLD RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2011 and 2010

Note 3 – Mineral properties - continued

The Agreement provides for the following:

Candorado has agreed to grant to the Company the sole and exclusive right and option to acquire up to a 100% interest in and to the Property, free and clear of all charges, encumbrances, claims and adverse interests of any nature or kind, except for the  a 2% Net Smelter Return Royalty. The Option may be exercised by the Company upon providing the following consideration:

(a)	40% Interest

(i)	4.5% of the issued and outstanding shares of the Company issued on acceptance of the Agreement.

(ii)	$350,000 expended on the property and $150,000 cash payment within 6 months of the acceptance of the Agreement, which acceptance date is February 17, 2011;

(b)	100% interest

(i)	10% of the issued and outstanding shares of the Company and a cash payment of $250,000 to Candorado on or before the 1 year anniversary of the Agreement.

The Company may elect to accelerate the expenditures on the Property at their discretion.  The Company agrees that Candorado’s 60% interest shall be “carried thru” to the 100% purchase stage and that the Company is not required to provide any additional funding to advance this property to the final stage.  The Company shall retain the right of first refusal to acquire Candorado’s 60% interest at any time up to the one year anniversary of the Exchange Acceptance of the Agreement.  In the event that Candorado receives an offer from a third party to purchase Candorado’s 60% interest, Candorado shall give written notice to the Company of the receipt of the offer and the Company shall have thirty business days to either match such an offer or allow Candorado to vend the 60% interest to a third party.  If the Company fails to acquire the 60% by the first anniversary of the acceptance of this Agreement, Candorado shall be free to vend the 60% interest to any interested third parties.

Upon completion of the payments and deliveries in section 4, the Option shall be deemed exercised without further notice or act by the Company, and 100% undivided right, title and interest in and to the Property shall vest in the Company, free and clear of all liens, charges, encumbrances, claims and adverse interests of any nature or kind, except for the obligation of the Company hereunder to pay the Royalty to Candorado.  Candorado shall register and transfer title at the Company's election.

On February 22, 2011, the Company directed its transfer agent to issue a total of 6,144,975 restricted shares of the common stock of the Company, which represents a total of 4.5% of the total issued and outstanding shares of the Company as required under the Agreement. The fair values of the shares were at $0.10 per shares. The total value of the issued shares in the amount of $614 498 were recorded and reflected on the balance sheets as other assets – Deposit on mineral property.

Note 4 – Common stock

On February 22, 2011, the Company directed its transfer agent to issue a total of 6,144,975 restricted shares of the common stock of the Company, which represents a total of 4.5% of the total issued and outstanding shares of the Company as required under the Agreement. (See Note 3 – Mineral properties).

GREENWOOD GOLD RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2011 and 2010

Note 5 – Related parties transactions

On January 1, 2011, the Company entered into an employment agreement with the President and Stockholder of the Company. Under the agreement, the Company shall pay $10,000 per month started the effective date. For the three month period ended March 31, 2011, the Company recognized salary expense in the amount of $30,000 and other paid expenses in the amount of $25,363. The Company didn’t make any cash payment to , leaving $60,363 cumulatively due and payable to this related party.

At March 31, 2011 the President and Stockholder of the Company is owed $49,888 for cash advanced to the Company.  The amount due is unsecured, non-interest bearing and due on demand and is convertible to common stock at the shareholders discretion.

Note 6 – Recent accounting pronouncements

There have been no significant developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on our consolidated financial statements, from those disclosed in our 2010 Annual Report on Form 10-K.

Note 7 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there were no other events to disclose.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto in Item I, and the Company’s 10-K Annual Report and other publicly available financial information. This discussion contains forward-looking statements and involves numerous risks and uncertainties. Our actual results may differ materially from those contained in any forward-looking statements.

PLAN OF OPERATION

Greenwood Gold Resources, Inc. was incorporated on March 25, 2008 in the State of Nevada. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage. We have entered into an option agreement to acquire up to 100% of the property located in Central British Columbia, Canada known as the Summer Property (the “Property”). Record title to the property remains with the Crown. The exploration and development rights are held in the name of the optionor – Candorado Operating Company Ltd. until the terms of the option agreement are met.  The property consists of 955.5 Hectares located in the Clinton mining district of British Columbia, Canada.

Option Agreement

On February 17, 2011, we entered into an option agreement (the “Agreement”) with Candorado Operating Company Ltd.(“Candorado”), whereby we have optioned the rights to earn up to a 100% interest in and to certain mining claims knows as Summer located in British Columbia, Canada (the “Property”).  In accordance with the terms and provisions of the Agreement, Candorado has agreed to grant to us the sole and exclusive right and option to acquire up to a 100% interest in and to the Property, free and clear of all charges, encumbrances, claims and adverse interests of any nature or kind, except for the 2% Net Smelter Return Royalty. The Option may be exercised by us upon providing the following consideration:

(a)	40% Interest

(i)	4.5% of the issued and outstanding shares of our restricted common stock iissued on acceptance of the Agreement.

(ii)	$350,000 expended on the property and $150,000 cash payment within 6 months of the acceptance of the Agreement, which acceptance date is February 17, 2011;

(b)	100% interest

(i)	10% of our issued and outstanding shares and a cash payment of $250,000 to Candoradoon or before the 1 year anniversary of the Agreement.

We may elect to accelerate the expenditures on the Property at our discretion. We agree that Candorado’s 60% interest shall be “carried thru” to the 100% purchase stage and that we are not required to provide any additional funding to advance this property to the final stage. We shall retain the right of first refusal to acquire Candorado’s 60% interest at any time up to the one year anniversary of the Exchange Acceptance of the Agreement.  In the event that Candorado receives an offer from a third party to purchase Candorado’s 60% interest, Candorado shall give us written notice of the receipt of the offer and we shall have thirty business days to either match such an offer or allow Candorado to vend the 60% interest to a third party. If we fail to acquire the 60% by the first anniversary of the acceptance of this Agreement, Candorado shall be free to vend the 60% interest to any interested third parties.

Upon completion of the payments and deliveries in section 4, the Option shall be deemed exercised without further notice or act by us, and 100% undivided right, title and interest in and to the Property shall vest in us, free and clear of all liens, charges, encumbrances, claims and adverse interests of any nature or kind, except for our obligation to pay the Royalty to Candorado.  Candorado shall register and transfer title at our election.

The Property

With respect to the Property, our right to conduct exploration activity is based upon our written option agreement dated February 17, 2011 (“Option”) with Candorado Operating Company Ltd. Under this Option we have the right to acquire 40% of the mineral rights in exchange for the issuance of 4.5% of the outstanding common stock of the Company as of the date of the Option (which stock was issued on February 17, 2011, amounting to 6,144,975 shares), and $150,000 cash and $350,000 expended on exploration of the Property within six months of the Option date. We can acquire a 100% interest in the Property with the issuance of a further 10% of our total issued and outstanding stock, and a further payment of $100,000 on or before the one year anniversary of the agreement. The Crown owns the actual property and Candorado holds the title to the mineral rights until the terms of the option agreement are complied with.  Upon completion of the terms of the Option, we will have a clear 100% interest in the Property, subject to a 2% Net Smelter Royalty (“NSR”), as defined in the Option.  We have the right to reduce the NSR to 1% with a cash payment of $1,000,000 to the Optionor.

The claim for the Property expires on July 4, 2011, and we are required to register a minimum property expenditure of $8,059 with the BC Ministry of Mines before that date, notwithstanding its requirement to expend a total of $350,000 prior to Aug 17, 2011 of which the $8,059 will form a part, under the terms of the Option.  Failure to do so would result in a breach of the Option, and the rights to the Property revert back to the Optionor who will be required to pay these fees and has indicated they will pay the fees as required to ensure the property rights remain intact.

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

Operations on the Property

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

 Our mineral exploration program is subject to the Canadian Mineral Tenure Act Regulation. This act sets forth rules for: (i) locating claims; (ii) posting claims; (iii) working claims; and (iv) reporting work performed. We are also subject to the British Columbia Mineral Tenure Act which tells us how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our operations. We are also subject to the numerous Canadian and British Columbia laws for the environmental protection of forests, lakes and rivers, fisheries, wild life etc. These codes deal with environmental matters relating to the exploration and development of mining properties. We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

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

RESULTS OF OPERATIONS

Three Month Period Ended March 3, 2011 Compared to Three Month Period Ended March 31, 2010

Our net loss for the three month period ended March 31, 2011 was $210,252 compared to a net loss of $6,629 during the three month period ended March 31, 2010, an increase of $203,623. We generated no revenue for the three month periods ended March 31, 2011 and March 31, 2010, respectively.

During the three month period ended March 31, 2011, we incurred operating expenses of $210,252 compared to $6,629 incurred during the three month period ended March 31, 2010, an increase of $203,623. The increase in operating expenses was primarily attributable to the following items: (i) consulting fees of $90,000 (2010: $-0-; (ii) legal fees of $57,956 (2010: $-0-); (iii) salaries and benefits of $30,000 (2010: $-0-); and (iv) general and administrative expenses of $20,941 ($-0-).

Operating expenses in 2011 increased primarily due to the increased scale and scope of our business operations relating to the Property as compared to operating expenses incurred in 2010. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing and consulting costs.

Our net loss during the three month period ended March 31, 2011 was $210,252 or $0.00 per share compared to a net loss of $6,629 or $0.00 per share during the three month period ended March 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended March 31, 2011

As of March 31, 2011, our current assets were $-0- and our current liabilities were $263,322, which resulted in a working capital deficit of $263,322. As of March 31, 2011, current  liabilities were comprised of: (i) $153,071 in accounts payable and accrued liabilities; (ii) $60,363 in accounts payable –related parties; and (iii) $49,888 in loans payable – related parties.

As of March 31, 2011, our total assets were $614,498 comprised of a deposit on the Property. The increase in total assets during the three month period ended March 31, 2011 from fiscal year ended December 31, 2010 was due to the deposit on the Property.

As of March 31, 2011, our total liabilities were $263,322 comprised entirely of current liabilities. The increase in liabilities during the three month period ended March 31, 2011 from fiscal year ended December 31, 2010 was primarily due to the increase in accounts payable and accrued liabilities and accounts payable – related parties.

Stockholders’ equity (deficit) decreased from ($53,070) as of December 31, 2010 to $351,176 as of March 31, 2011 primarily due to the additional paid in capital.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended March 31, 2011, net cash flows used in operating activities was $11,823 compared to $3,479 used during the three month period ended March 31, 2010. Net cash flows used in operating activities consisted primarily of a net loss of $210,252 (2010: $6,629), which was partially offset by $143,066 (2010: $2,920) in accounts payable and accrued liabilities and by $55,363 (2010: $-0-) in accounts payable – related parties.

Cash Flows from Investing Activities

For the three month periods ended March 31, 2011and March 31, 2010, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments and shareholder advances. For the three month period ended March 31, 2011, net cash flows provided from financing activities was $11,823 compared to ($1,700) for the three month period ended March 31, 2010. Cash flows from financing activities for the three month period ended March 31, 2011 consisted of $11,823 related to proceeds from a shareholder’s loan.

PLAN OF OPERATION AND FUNDING

As of the date of this Quarterly Report, we have yet to generate any revenues from our business operations.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. For a list of our most significant accounting policies, please see our consolidated financial statements for the period from inception (March 26, 2008) to March 31, 2011 included in this form 10-Q report.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements that will have a current or future effect on our financial condition and changes in financial condition.

Inflation

Inflation has not had a significant impact on the Company’s operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and is not required to provide this information.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the quarterly period covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2011.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed, under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2011, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, management has determined that our internal control over financial reporting as of March 31, 2011 was not effective for the reason described herein.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2011.

Management believes that the material weakness set forth above did not have an effect on our financial results.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparations and presentations. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide on management’s report on this quarterly report.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 22, 2011, we directed our transfer agent to issue a total of 6,144,975restricted shares of our common stock, which represents a total of 4.5% of the total issued and outstanding shares of our common stock as required under the Agreement.

The shares of common stock under the Agreement were issued to one non-United States investor under the Regulation S exemption in compliance with the exemption from the registration requirements found in Regulation S promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended(the “Securities Act”).  The issuance was made in an offshore transaction as defined by Rule 902(h).  The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements.  The issuance was not made to a U.S. person or for the account or benefit of a U.S. person. The following conditions were present in regard to the issuance:  a)  Candorado has agreed to resell the securities only in compliance with Regulation S pursuant to a registration under the Securities Act, or pursuant to an applicable exemption from registration; and has agreed not to engage in hedging transactions with regard to the securities unless in compliance with the Securities Act; b) Candorado has acknowledged and agreed with the Company that the Company shall refuse registration of any transfer of the securities unless made in accordance with Regulation S, pursuant to a registration statement under the Securities Act, or pursuant to an applicable exemption from registration; and c) Candorado has represented that it is acquiring the shares for its own account, for investment purposes only and not with a view to any resale, distribution or other disposition of the shares in violation of the United States federal securities laws. The shares issued are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (Removed and Reserved).

None.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

The following exhibits are filed as part of this Quarterly Report:

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation	S-1	July 18, 2008	3.1
3.1(1)	Certificate of Change to Articles of Incorporation filed with the Nevada Secretary of State	8-K	February 17, 2011	3.1
3.2	Bylaws	S-1	July 18, 2008	3.2
4.1	Specimen stock certificate	S-1	July 18, 2008	4.1
10.1	Declaration of Trust of Branislav Jovanovic	S-1	July 18, 2008	10.1
10.2	Option Agreement between the Company and Candorado	8-K	February 22, 2011	10.1
14.1	Code of Ethics	10-K	March 31, 2009	14.1
31.1	Section 302 Certification - Principal Executive Officer				X
31.2	Section 302 Certification - Principal Financial Officer				X
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

GREENWOOD GOLD RESOURCES, INC.

Date: May 20, 2011	By:	/s/ Branislav Jovanovic
Branislav Jovanovic
President and Chief Executive Officer

Date: May 20, 2011	By:	/s/ Branislav Jovanovic
Branislav Jovanovic
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer