Form 10-Q/A
period 2011-03-31
Greenwood Gold Resources, Inc.
filed 2011-06-08
CIK 1440172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1 TO
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
incorporation or organization)

4285 S.W. Martin Highway Palm City, Florida 34990
(Address of principal executive offices)

(866) 788-4474
(Registrant’s telephone number, including area code)

7251 W. Lake Mead Blvd., Suite 300 Las Vegas, Nevada 89128
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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 8, 2 011:  242,699,975  shares of common stock.

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

This Quarterly Report on Form 10-Q is being amended to reflect the accurate number of shares of common stock issued and outstanding. As of the date the Quarterly Report was filed on May 20, 2011, an aggregate 142,699,975 shares of common stock were issued and outstanding. This figure was reflected on the financial statements for three month period ended March 31, 2010 included herewith. A further 100,000,000 shares were issued on June 2, 2011, and the current total issued and outstanding shares is 242,699,975 shares of common stock.

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

GREENWOOD GOLD RESOURCES, INC.

Date: June 8 , 2011	By:	/s/ Branislav Jovanovic
Branislav Jovanovic
President and Chief Executive Officer

Date: June 8, 2011	By:	/s/ Branislav Jovanovic
Branislav Jovanovic
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer