Form 10-Q
period 2011-06-30
Greenwood Gold Resources, Inc.
filed 2011-08-15
CIK 1440172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30 , 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

000-53614
(Commission File Number)

GREENWOOD GOLD RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2294927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4285 SW Martin Highway, Palm City, FL	34990
(Address of principal executive offices)	(Zip Code)

(866) 788-4474
(Registrant’s telephone number, including area code)

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

Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

202,699,975 common shares outstanding as of August 9, 2011
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

GREENWOOD GOLD RESOURCES, INC.

PART I

ITEM 1.               FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended June 30, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Page

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to Unaudited Financial Statements	F-4 to F-7

GREENWOOD GOLD RESOURCES INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Stated in US Dollars)

ASSETS	June 30, 2011 (Unaudited)	December 31, 2010 (Audited)
Current
Cash	$7,234	$-
Prepaid Expenses	1,800	-
Total Current Assets	9,034	-

Deposit on mineral property	614,498	-

Total Assets	$623,532	$-

LIABILITIES
Current
Accounts payable and accrued liabilities	$98,107	$10,005
Accounts payable - related party	88,114	5,000
Loan payable – related party	28,632	38,065
Investor Deposits	150,000	-
Total Current Liabilities	364,853	53,070

STOCKHOLDERS’ DEFICIT
Capital stock –
Authorized:
$0.001 par value, 400,000,000 common shares authorized;
202,699,975 and 136,555,000 common shares issued and outstanding at June 30, 2011 and December 31, 2010	202,700	136,555
Additional Paid-in Capital	514,873	(93,480)
Accumulated deficit during the exploration stage	(458,894)	(96,145)
Total Stockholders’ Equity (Deficit)	258,679	(53,070)
Total Liabilities and Stockholders’ Equity (Deficit)	$623,532	$-

The accompanying notes are an integral part of these financial statements

GREENWOOD GOLD RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

					Cumulative results
					From March 26, 2008
	Three Months ended		Six Months ended		(date of inception)
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	to June 30, 2011

Revenue	$-	$-	$-	$-	$-

Operating Expenses
Professional fees	100,707	7,009	255,663	12,509	317,823
Mineral property costs	5,417	3,250	5,417	3,250	14,034
Salaries and benefits	30,000	-	60,000	-	65,500
General and administrative expenses	16,373	9,125	41,669	10,254	61,537
Total operating expenses	152,497	19,384	362,749	26,013	458,894
Loss from operations	(152,497)	(19,384)	(362,749)	(26,013)	(458,894)

Net Loss	$(152,497)	$(19,384)	$(362,749)	$(26,013)	$(458,894)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	161,161,513	6,327,750	150,352,136	6,327,750

The accompanying notes are an integral part of these financial statements

GREENWOOD GOLD RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

			Cumulative results
			From March 26, 2008
	Six months ended		(date of Inception)
	June 30, 2011	June 30, 2010	to June 30, 2011
Cash flows from operating activities
Net loss	$(362,749)	$(26,013)	$(458,894)
Common stock issued for services			500
Adjustment to reconcile net loss to cash used by operations:
Accounts payable and accrued liabilities	88,102	93	98,107
Advances from related party	83,114	-	88,114
Prepaid expenses	(1,800)	465	(1,800)
Net cash provided by (used) in operating activities	(193,333)	(25,455)	(273,973)

Cash flows from Financing Activities
Proceeds from issuance of common stock	-	-	42,575
Proceeds from investor deposits	150,000	-	150,000
Proceeds from shareholder loan	50,567	18,200	88,632
Net cash provided by financing activities	200,567	18,200	281,207

Increase (decrease) in cash during the period	7,234	(7,255)	7,234
Cash, beginning of period	-	7,320	-
Cash, end of period	$7,234	$65	$7,234

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash transactions:
Common stock issued for the option of the mineral property	$614,498	$-	$614,498
Common stock issued for settlement of loan from related party	60,000	-	60,000
	$674,498	$-	$674,498

The accompanying notes are an integral part of these financial statements

GREENWOOD GOLD RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
For the six months ended June 30, 2011

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

On June 9, 2011, the Board of Directors and the shareholders holding a majority of the total issued and outstanding shares of common stock of the Company approved a decrease in the authorized capital of the Company from one billion five hundred million (1,500,000,000) shares of common stock to four hundred million (400,000,000) shares of common stock, par value $0.001.

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

GREENWOOD GOLD RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
For the six months ended June 30, 2011

Note 1 – Organization and summary of significant accounting policies - continued

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

Reclassification

For the six-month period ended June 30, 2011, certain items in 2010 and cumulative from inception were reclassified to conform to the 2011 presentation.

Note 2 - Going concern

We have negative working capital, and have incurred losses since inception, and have not yet generated revenues.  As we are in the exploration stage with our recently acquired mineral claims we do not expect to generate revenues for some period of time, if ever.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.  Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

Note 3 – Mineral properties

On February 17, 2011, the Company and Candorado Operating Company Ltd. (“Candorado”) entered into an Option Agreement (the “Agreement”) whereby the Company has optioned the rights to earn up to a 100% interest in and to certain mining claims known as the Summer Property located in British Columbia, Canada (the “Property”).

GREENWOOD GOLD RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
For the six months ended June 30, 2011

Note 3 – Mineral properties - continued

The Agreement provides for the following:

Candorado has agreed to grant to the Company the sole and exclusive right and option to acquire up to a 100% interest in and to the Property, free and clear of all charges, encumbrances, claims and adverse interests of any nature or kind, except for the a 2% Net Smelter Return Royalty. The Option may be exercised by the Company upon providing the following consideration:

(a)	40% Interest

(i)	4.5% of the issued and outstanding shares of the Company issued on acceptance of the Agreement.

(ii)	$358,330 (CAD$350,000) expended on the property and $153,570 (CAD$150,000) cash payment within 6 months of the acceptance of the Agreement, which acceptance date is February 17, 2011;

(b)	100% interest

(i)	10% of the issued and outstanding shares of the Company and a cash payment of $255,950 (CAD$250,000) to Candorado on or before the 1 year anniversary of the Agreement.

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

Upon completion of the payments as detailed above, the Option shall be deemed exercised without further notice or act by the Company, and 100% undivided right, title and interest in and to the Property shall vest in the Company, free and clear of all liens, charges, encumbrances, claims and adverse interests of any nature or kind, except for the obligation of the Company hereunder to pay the Royalty to Candorado. Candorado shall register and transfer title at the Company's election.

On February 22, 2011, the Company directed its transfer agent to issue a total of 6,144,975 restricted shares of the common stock of the Company, which represents a total of 4.5% of the total issued and outstanding shares of the Company as required under the Agreement. The fair value of the shares was recorded at $0.10 per share. The total value of the issued shares in the amount of $614,498 was recorded and reflected on the balance sheets as other assets – Deposit on mineral property.

The claim for the Property expires on July 4, 2011, and in order to keep the optioned claims valid in the Province of British Columbia, there is a minimum work requirement in the amount of $7,859(CAD$7,676) plus filing fees of $392 (CAD $384) required to be remitted on or before July 4, 2011, or alternatively a minimum remittance of $2,048 (CAD$2,000) in order to extend the claim for a period of 90 days.  This requirement is notwithstanding our agreement under the option to expend a total of CAD$350,000 prior to August 17, 2011, of which the minimum work requirement fees will form a part.  Failure to do so would result in a breach of the Option, and the rights to the Property revert back to the Optionor who will be required to pay these fees and has indicated they will pay the fees as required to ensure the property rights remain intact.

During the six month period ended June 30, 2011 the Company has remitted the minimum payment of $2,048 in order to extend the claims for a period of 90 days from July 4, 2011 and has incurred a further $3,369 in property exploration costs towards the total required expenditure of CAD$350,000.

GREENWOOD GOLD RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
For the six months ended June 30, 2011

Note 4 – Common stock

On February 22, 2011, the Company directed its transfer agent to issue a total of 6,144,975 restricted shares of the common stock of the Company pursuant to an option agreement between the Company and Candorado, which represented a total of 4.5% of the total issued and outstanding shares of the Company at the time of the issuance, as required under the agreement. (See Note 3 – Mineral properties).

On June 2, 2011, the Board of Directors of the Company authorized the settlement of debt in the amount of $60,000.00 due and owing to Branislav Jovanovic, the President/Chief Executive Officer of the Company (the “Debt”). The Company agreed that such Debt would be convertible at any time by Mr. Jovanovic at $0.001 per share (the “Terms of Conversion”). Upon receipt of notice from Mr. Jovanovic to convert the Debt to shares, the Board of Directors ratified and approved the issuance of 60,000,000 shares of common stock to Mr. Jovanovic in full satisfaction of the Debt.  The shares were issued during the quarter.

On May 31, 2011, the Company received funds in the amount of $150,000 pursuant to verbal private placement agreements.  During the month of June, 2011 Company issued 30,000,000 shares pursuant to those verbal agreements during June, 2011, however, as no subscription agreements have yet been received, the Company has returned those shares to the transfer agent for cancellation and the $150,000 is reflected on the balance sheet of the Company as investor deposits until such time as subscription agreements are received, at which time the Company will issue shares to the placee or placees.

During the month of June, 2011 the Company issued 10,000,000 shares pursuant to a verbal agreement to enter into an investor relations contract with an investor relations firm.  The contract has not yet been executed and subsequent to the period covered by these financial statements, the shares were returned to the transfer agent for cancellation and will be re-issued when a contract is executed.

Note 5 – Related party transactions

On January 1, 2011, the Company entered into an employment agreement with Mr. Jovanovic, the President and controlling Stockholder of the Company whereunder, the Company agreed to pay Mr. Jovanovic $10,000 per month starting on the agreement date. With respect to the agreement, for the six month period ended June 30, 2011, the Company recognized salary expense due to Mr. Jovanovic in the amount of $60,000.  Further, Mr. Jovanovic made payments for operating expenses on behalf of the Company totaling $23,114 during the six month period ended June 30, 2011, which amount is included in Accounts payable – related party. As at June 30, 2011 a cumulative total of $88,114 remained due and payable to Mr. Jovanovic.

During the period ended June 30, 2011 Mr. Jovanovic made further cash loans to the Company totaling $50,567.  These amounts are unsecured, non-interest bearing and due on demand, and under the terms of the loan agreement, are convertible to common stock at the shareholders discretion.  On June 2, 2011, the Board of Directors of the Company authorized the settlement of $60,000 (the “Debt) in accumulated loans payable due to Mr. Jovanovic by way of shares of the Company’s common stock at $0.001 per share (the “Terms of Conversion”) for a total issuance of 60,000,000 shares of common stock in satisfaction of the Debt. As at June 30, 2011 loans totaling $28,632 remained due and payable to Mr. Jovanovic.

Note 6 – Recent accounting pronouncements

There have been no significant developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on our financial statements, from those disclosed in our 2010 Annual Report on Form 10-K.

Note 7 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there were no events to disclose.

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

Option Agreement

On February 17, 2011, we entered into an option agreement (the “Agreement”) with Candorado Operating Company Ltd.(“Candorado”), whereby we have optioned the rights to earn up to a 100% interest in and to certain mining claims knows as the Summer Property located in British Columbia, Canada (the “Property”). In accordance with the terms and provisions of the Agreement, Candorado has agreed to grant to us the sole and exclusive right and option to acquire up to a 100% interest in and to the Property, free and clear of all charges, encumbrances, claims and adverse interests of any nature or kind, except for the 2% Net Smelter Return Royalty. The Option may be exercised by us upon providing the following consideration:

(a)	40% Interest

(i)	4.5% of the issued and outstanding shares of the Company issued on acceptance of the Agreement.

(ii)	$358,330 (CAD$350,000) expended on the property and $153,570 (CAD$150,000) cash payment within 6 months of the acceptance of the Agreement, which acceptance date is February 17, 2011;

(b)	100% interest

(i)	10% of the issued and outstanding shares of the Company and a cash payment of $255,950 (CAD$250,000) to Candorado on or before the 1 year anniversary of the Agreement.

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

As at the date of the filing of this report we have not yet paid the $153,570 (CAD$150,000) cash payment or undertaken the required $358,330 (CAD$350,000) expenditure on the Property.  Presently the Company does not have sufficient funds to pay these required expenditures which will be due on August 17, 2011.   Should the Company fail to pay these required payments, Candorado could cancel the option agreement and the Company will have no further right or interest in or to the Property.

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

The claim for the Property expires on July 4, 2011, and in order to keep the optioned claims valid in the Province of British Columbia, there is a minimum work requirement in the amount of $7,859(CAD$7,676) plus filing fees of $392 (CAD $384) required to be remitted on or before July 4, 2011, or alternatively a minimum remittance of $2,048 (CAD$2,000) in order to extend the claim for a period of 90 days.  This requirement is notwithstanding our agreement under the option to expend a total of CAD$350,000 prior to August 17, 2011, of which the minimum work requirement fees will form a part.  Failure to do so would result in a breach of the Option, and the rights to the Property revert back to the Optionor who will be required to pay these fees and has indicated they will pay the fees as required to ensure the property rights remain intact.

During the six month period ended June 30, 2011 the Company has remitted the minimum payment of $2,048 in order to extend the claims for a period of 90 days from July 4, 2011 and has incurred a further $3,369 in property exploration costs towards the total required expenditure of CAD$350,000.

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

RESULTS OF OPERATIONS

Operating expenses in 2011 increased primarily due to the increased scale and scope of our business operations relating to the option of certain mineral claims and increased operations as the Company seeks to acquire assets as compared to operating expenses incurred in 2010 when the Company had limited operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, and marketing costs. Professional fees include accounting and tax service fees, consulting fees, and legal fees.

Three Month Period Ended June 30, 2011 Compared to Three Month Period Ended June 30, 2010

Our net loss for the three month period ended June 30, 2011 was $152,497 compared to a net loss of $19,384 during the three month period ended June 30, 2010, an increase of $ 133,113. We generated no revenue for the three month periods ended June 30, 2011 and June 30, 2010, respectively.

During the three month period ended June 30, 2011, we incurred operating expenses of $152,497compared to $19,384 incurred during the three month period ended June 30, 2010, an increase of $133,113. The increase in operating expenses was primarily attributable to the following items: (i) professional fees of $ 100,707 (2010: $7,009); (ii) salaries and benefits of $30,000 (2010: $nil); mineral property costs of $5,417 and (iv) general and administrative expenses of $16,373 (2010 $9,125).

Six Month Period Ended June 30, 2011 Compared to Six Month Period Ended June 30, 2010

Our net loss for the six month period ended June 30, 2011 was ($362,749) compared to a net loss of ($26,013) during the six month period ended June 30, 2010, an increase of $336,736. We generated no revenue for the six month periods ended June 30, 2011 and June 30, 2010, respectively.

During the six month period ended June 30, 2011, we incurred operating expenses of $362,749 compared to $26,013 incurred during the six month period ended June 30, 2010, an increase of $336,736. The increase in operating expenses was primarily attributable to the following items: (i) professional fees of $255,663 (2010 $12,509), (ii) salary expenditures of $60,000 (2010 $Nil), and General and Administrative expenses of $41,669 (2010 $10,254).

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended June 30, 2011

As of June 30, 2011, our current assets were $9,034 as compared to $nil as at December 30, 2010 and our current liabilities were $364,853 ($53,070 – December 30, 2010), resulting in a working capital deficit of $355,819 as at June 30, 2011 ($53,070  as at December 30, 2010).   This increase in assets was due to cash in the amount of $7,234 ($nil as of December 30, 2010) and prepaid expenses of $1,800 ($nil as of December 30, 2010).   Our current liabilities as of June 30, 2011 increased substantially due to increased operations relating to the Company’s restructure and the entry into an option agreement for certain mining claims.  Current liabilities were comprised of: (i) $98,107 in accounts payable and accrued liabilities ($10,005 – December 31, 2010); (ii) $88,114 in accounts payable –related parties ($5,000 – December 31, 2010); (iii) $28,632 in loans payable – related parties ($38,065 – December 31, 2010); and (iv) $150,000 by way of investor deposits ($nil – December 31, 2010).

As of June 30, 2011, our total assets were $623,532 and mainly comprised of $614,498 reflected as a deposit on our mineral property. The increase in total assets during the six month period ended June 30, 2011 from the fiscal year ended December 31, 2010 was mainly due to this deposit on mineral property.   The Company may expense the $614,498 during the next quarter should it be unable to meet its financial obligations on the property option agreement.

As of June 30, 2011, our total liabilities were $364,853 comprised entirely of current liabilities. The increase in liabilities during the six month period ended June 30, 2011 from December 31, 2010 was primarily due to the $150,000 reflected as investor deposits and increased charges to professional fees and accounts payable relating to increased operations of the Company and the entry into an option agreement for certain mining claims.

During the most recently completed six month period the Stockholders’ deficit of ($53,070) as of December 31, 2010 was eliminated, and the Company reported Stockholders’ equity of $258,679 as at the six months ended June 30, 2011.  This was primarily due to an increase to additional paid in capital as a result of a deposit made to acquire certain mineral properties by way of the issuance of a total of 6,144,975 restricted shares of the common stock of the Company with a fair value at $0.10 per share for a total value of $614,498.  From this amount a total of $608,353 was allocated to additional paid in capital, effectively eliminating the Stockholders’ deficit previously reported.
As of the date of this Quarterly Report, we have yet to generate any revenues from our business operations and we do not expect to generate any revenues in the near future or for some time due to the fact that we are a mining exploration company.

We do not believe that we can sustain our operations from existing working capital and operations over the next 12 months.  During the next twelve months, we expect to incur indebtedness for carrying out our proposed exploration program, administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing.  The Company estimates that it will require at least $750,000 for the next twelve months of operations which will include $500,000 to be expended under its option agreement and $250,000 for general and administrative expenses.

The Company presently does not have sufficient working capital to fund any of its operations, which could severely limit our operations. Management has been exploring a number of options to meet our obligations and future capital requirements, including the possibility of an equity offering or debt financing but has not entered into any agreement for any of the foregoing. The $150,000 raised during the quarter ended June 30, 2011 was used to pay down debt and for operations and there is limited cash remaining to continue the operations of the Company.

At the present time, we have not made any arrangements to raise additional cash. If we cannot raise additional cash in the next quarter, we will either have to suspend operations until we do raise the cash, or cease operations entirely.  If we cannot raise the $500,000 required under the terms of our option agreement with Candorado for the mining claims, we will lose all rights to the property.

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

We are a smaller reporting company and are not required to provide this information.

ITEM 4.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer,  who are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the quarterly period covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2011.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2011, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, management has determined that our internal control over financial reporting as of June 30, 2011 was not effective for the reason described herein.

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

This quarterly report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide on management’s report on this quarterly report.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II – OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this Form 10-Q.

ITEM 1A.            RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities:

Effective June 2, 2011, the Board of Directors of the Company authorized the settlement of debt in the amount of $60,000.00 due and owing to Branislav Jovanovic, the President/Chief Executive Officer of the Company (the “Debt”). On June 2, 2011, the Board of Directors of the Company agreed that such Debt would be convertible at any time by Mr. Jovanovic at $0.001 per share (the “Terms of Conversion”). Therefore, the Board of Directors acknowledged the Debt and Terms of Conversion and ratified and approved the issuance of 60,000,000 shares of common stock to Mr. Jovanovic in satisfaction of the Debt.

During the month of June 2011, an aggregate additional 100,000,000 shares of common stock were issued to certain investors, including Mr. Jovanovic, resulting in the total issued and outstanding of 242,699,975 shares of common stock. As of the date of this filing, a total of 40,000,000 shares are being returned to treasury until such time as executed agreements for the issuance are completed.  Therefore the issued and outstanding shares of common stock of the Company are 202,699,975 after return of the 40,000,000 shares to treasury.

The shares of common stock under the Debt were issued to one non-United States investor in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The investors acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from the Company’s management concerning any and all matters related to acquisition of the securities

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

The Company does not have any senior securities as of the date of this Form 10-Q.

ITEM 4.               REMOVED AND RESERVED

ITEM 5.               OTHER INFORMATION

AMENDMENT TO ARTICLES OF INCORPORATION OR BYLAWS; CHANGES IN FISCAL YEAR

On June 9, 2011, the Board of Directors and the shareholders holding a majority of the total issued and outstanding shares of common stock of the Company approved a decrease in the authorized capital of the Company from one billion five hundred million (1,500,000,000) shares of common stock to four hundred million (400,000,000) shares of common stock, par value $0.001 (the “Decrease in Authorized Capital”). Therefore, on June 10, 2011, the Company filed an amendment to its articles of incorporation with the Nevada Secretary of State regarding the Decrease in Authorized Capital (the “Amendment”).

The Board of Directors considered certain factors regarding the Decrease in Authorized Capital including, among others, the following: (i) establishing a proper market value for the Company and its shares and increasing the potential marketability of it’s common stock; (ii) increasing the opportunities for the Company to engage in successful financing arrangements with a proper market cap; and (iii) no imminent future need for the issuance of additional shares of common stock of the Company.

The amendment did not affect the number of the Company’s issued and outstanding common shares.

ITEM 6.               EXHIBITS

The following exhibits are filed as part of this Quarterly Report:

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation	S-1	July 18, 2008	3.1
3.1(1)	Certificate of Change to Articles of Incorporation filed with the Nevada Secretary of State	8-K	February 17, 2011	3.1
3.1(2)	Certificate of Amendment to Articles of Incorporation filed with the Nevada secretary of State regarding the decrease in authorized captial	8-K	June 16, 2011	3.1
3.2	Bylaws	S-1	July 18, 2008	3.2
4.1	Specimen stock certificate	S-1	July 18, 2008	4.1
10.1	Declaration of Trust of Branislav Jovanovic	S-1	July 18, 2008	10.1
10.2	Option Agreement between the Company and Candorado	8-K	February 22, 2011	10.1
14.1	Code of Ethics	10-K	March 31, 2009	14.1
31.1	Section 302 Certification - Principal Executive Officer				X
31.2	Section 302 Certification - Principal Financial Officer				X
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				X
101SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

GREENWOOD GOLD RESOURCES, INC.

Date: August 12, 2011	By:	/s/ Branislav Jovanovic
Branislav Jovanovic
President and Chief Executive Officer

Date: August 12, 2011	By:	/s/ Branislav Jovanovic
Branislav Jovanovic
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer