Form 10-Q
period 2011-09-30
Greenwood Gold Resources, Inc.
filed 2011-11-21
CIK 1440172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30 , 2011

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

211,699,975 common shares outstanding as of November 8, 2011
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

GREENWOOD GOLD RESOURCES, INC.

PART I

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended September 30, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Page

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to Unaudited Financial Statements	F-4 to F-7

GREENWOOD GOLD RESOURCES INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Stated in US Dollars)

ASSETS	September 30, 2011 (Unaudited)	December 31, 2010 (Audited)
Current
Cash	$118	$-
Prepaid Expenses	300	-
Total Current Assets	418	-

Total Assets	$418	$-

LIABILITIES
Current
Accounts payable and accrued liabilities	$104,983	$10,005
Accounts payable - related parties	112,074	5,000
Advances payable – related party	30,895	38,065
Investor Deposits	150,000	-
Total Current Liabilities	397,952	53,070

STOCKHOLDERS’ DEFICIT
Capital stock –
Authorized:
$0.001 par value, 400,000,000 common shares authorized;
211,699,975 and 136,555,000 common shares issued and outstanding at September 30, 2011 and December 31, 2010	211,700	136,555
Additional Paid-in Capital	514,873	(93,480)
Accumulated deficit during the exploration stage	(1,124,107)	(96,145)
Total Stockholders’ Equity (Deficit)	(397,534)	(53,070)
Total Liabilities and Stockholders’ Equity (Deficit)	$418	$-

The accompanying notes are an integral part of these financial statements

GREENWOOD GOLD RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

					Cumulative results
	Three Months ended		Nine Months ended		From Mar 26, 2008
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	(date of inception) to September 30, 2011

Revenue	$-	$-	$-	$-	$-

Operating Expenses
Professional fees	13,117	1,309	268,780	13,818	330,940
Mineral property costs	-	-	5,417	3,250	14,034
Salaries and benefits	30,000	-	90,000	-	95,500
General and administrative expenses	7,599	694	49,267	10,949	69,135
Total operating expenses	50,716	2,003	413,464	28,017	509,609
Loss from operations	(50,716)	(2,003)	(413,464)	(28,017)	(509,609)

Other Incomes and Expenses
Loss on mineral property	(614,498)	-	(614,498)	-	(614,498)

Net Loss	$(665,214)	$(2,003)	$(1,027,962)	$(28,017)	$(1,124,107)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding	204,363,018	126,547,000	168,441,060	126,547,000

The accompanying notes are an integral part of these financial statements

GREENWOOD GOLD RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

			Cumulative results
	Nine months ended		From Mar 26, 2008
	September 30, 2011	September 30, 2010	to September 30, 2011
Cash flows from operating activities
Net loss	$(1,027,962)	$(28,017)	$(1,124,107)
Adjustments to reconcile non-cash items to cash used by operations:
Common stock issued for services	-	-	500
Common stock issued from assignment of accounts payable – related party	9,000	-	9,000
Loss on mineral property	614,498	-	614,498
Adjustments to reconcile net loss to cash used by operations:
Accounts payable and accrued liabilities	94,978	5	104,983
Advance from related parties	107,074	-	112,074
Prepaid expenses	(300)	640	(300)
Net cash provided by (used) in operating activities	(202,712)	(27,372)	(283,352)

Cash flows from Financing Activities
Proceeds from issuance of common stock	-	-	42,575
Proceeds from investor deposits	150,000	-	150,000
Repayment of advances payable – related party	(956)	-	(956)
Proceeds from advances – related party	53,786	22,000	91,851
Net cash provided by financing activities	202,830	22,000	283,470

Increase (decrease) in cash during the period	118	(5,372)	118
Cash, beginning of period	-	7,320	-
Cash, end of period	$118	$1,948	$118

Supplemental disclosure of cash flow information:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash transactions:
Loss on mineral properties	$614,498	$-	$614,498
Common stock issued from assignment of accounts payable – related party	9,000	-	9,000
Common stock issued in settlement of advances payable – related party	60,000	-	60,000
	$683,498	$-	$683,498

The accompanying notes are an integral part of these financial statements

GREENWOOD GOLD RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
For the nine months ended September 30, 2011

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
For the nine months ended September 30, 2011

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

Reclassification

For the nine month period ended September 30, 2011, certain items in 2010 and cumulative from inception were reclassified to conform to the 2011 presentation.

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
For the nine months ended September 30, 2011

Note 3 – Mineral properties

On February 17, 2011, the Company and Candorado Operating Company Ltd. (“Candorado”) entered into an Option Agreement (the “Agreement”) whereby the Company has optioned the rights to earn up to a 100% interest in and to certain mining claims knows as Summer located in British Columbia, Canada (the “Property”).

On February 22, 2011, the Company directed its transfer agent to issue a total of 6,144,975 restricted shares of the common stock of the Company, which represents a total of 4.5% of the total issued and outstanding shares of the Company as required under the Agreement. The fair values of the shares were at $0.10 per shares. The total value of the issued shares in the amount of $614 498 was recorded and reflected on the balance sheets as other assets – Deposit on mineral property.

On August 20, 2011, the Company received notification from Candorado that the Company was in default as of  August 18, 2011, and the option agreement was therefore terminated. The Company issued the shares as required under the Agreement but failed to meet the payment and exploration expenditures which were required to be made by August 17, 2011. There are no further requirements under the Agreement to be effected by the Company to Candorado and the Company has no further rights or interest in the Property.  As a result of the termination of the option agreement, the Company has written down its investment totaling $614,498.

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

On May 31, 2011, the Company received funds in the amount of $150,000 pursuant to verbal private placement agreements.  The Company issued 30,000,000 shares pursuant to those verbal agreements during June, 2011, however, as no subscription agreements have yet been received, the Company has returned those shares to the transfer agent for cancellation and the $150,000 is reflected on the balance sheet of the Company as investor deposits until such time as subscription agreements are received, at which time the Company will issue shares to the placee or placees.

On June 2, 2011, the Company issued a total of 60,000,000 shares in settlement of a portion of the loan outstanding to Mr. Jovanovic, the controlling shareholder of the Company and its sole officer and director.  The shares were issued pursuant to a prior debt settlement agreement entered into with Mr. Jovanovic to settle the debt at $0.001 per share at his election. Due to the fact that Mr. Jovanovic is the controlling shareholder of the Company, and the Company’s sole officer and director, the shares are valued on these financial statements at par value, or $0.001 per share.

During the month of June, 2011, the Company issued 10,000,000 shares pursuant to a verbal agreement to enter into an investor relations contract with an investor relations firm.  The contract has not yet been executed and subsequent to June 30, 2011, the shares were returned to the transfer agent for cancellation.

On September 13 2011, Branislav Jovanovic, the Company’s controlling shareholder and an officer and director of the Company assigned $9,000 of his outstanding accounts payable to a third party, which amount was concurrently settled by way of the issuance of 9,000,000 shares of common stock of the Company at par value, or $0.001 per share pursuant to a prior debt settlement agreement entered into with Mr. Jovanovic to settle the debt at $0.001 per share at his election. Due to the fact that Mr. Jovanovic is the controlling shareholder of the Company, and the Company’s sole officer and director, the shares were valued at $0.001 per share.

GREENWOOD GOLD RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
For the nine months ended September 30, 2011

Note 5 – Related party transactions

During the nine months ended September 30, 2011, Mr. Jovanovic, our President and controlling stockholder  charged the Company $90,000 for management services pursuant to an employment agreement ($5,000  -  during the fiscal year ended December 31, 2010) and expensed $28,181of which the Company paid a total of $2,107 and assigned a total of $9,000 to a third party, leaving an accounts payable balance due and payable of $112,074 as at September 30, 2011.

During the nine month period ended September 30, 2011, Mr. Jovanovic, our President and controlling stockholder advanced $53,786 to the Company ($38,065 for the fiscal year ended December 31, 2010) of which a total of $956 was repaid in cash and $60,000 was settled by way of the issuance of 60,000,000 shares of the Company’s common stock at par value, or $0.001 per share on June 2, 2011.  As at September 30, 2011, advances payable to Mr. Jovanovic totalled $30,895.

Note 6 – Recent accounting pronouncements

There have been no significant developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on our financial statements, from those disclosed in our 2010 Annual Report on Form 10-K.

Note 7 – Subsequent events

On October 27, 2011, the Company (the “Optionee”) entered into a option agreement with an unrelated third party (the “Optionor”) to acquire a 100% interest, subject only to a 2% royalty, in and to certain mining claims in the Province of Quebec, Canada.  Under the terms of the option agreement, the option may be exercised by:

(a)           The following cash and stock payments:

(i)           $10,000 and the issuance of 5,000,000 shares of  restricted common stock of the Optionee within 30 days of the date of the Agreement;

 (b)  The following exploration expenditures;

(i)           $15,000 on or before April 30, 2012;

(ii)           $30,000 on or before April 30, 2013;

(iii)           $50,000 on or before April 30, 2014;

(iv)           $75,000 on or before April 30, 2015.

Upon completion of the payments, exploration expenditures and issuances of common stock in section 4  the 100% Option shall be deemed exercised without further notice or act by the Optionee, and a 100% undivided right, title and interest in and to the Property shall vest in the Optionee, free and clear of all liens, charges, encumbrances, claims and adverse interests of any nature or kind, except for the obligation of the Optionee hereunder to pay the Royalty to the Optionor.

The 5,000,000 shares required to be issued pursuant to the option agreement have not yet been issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto in Item I, and the Company’s 10-K Annual Report for the fiscal year ended December 31, 2010 and other publicly available financial information. This discussion contains forward-looking statements and involves numerous risks and uncertainties. Our actual results may differ materially from those contained in any forward-looking statements.

PLAN OF OPERATION

Greenwood Gold Resources, Inc. was incorporated on March 25, 2008 in the State of Nevada. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage.

Candorado Option Agreement

On February 17, 2011, we entered into an option agreement (the “Agreement”) with Candorado Operating Company Ltd.(“Candorado”), whereby we optioned the rights to earn up to a 100% interest in and to certain mining claims knows as Summer located in British Columbia, Canada (the “Property”).   On August 20, 2011, the Company received notification of termination of the Agreement effective as of August 18, 2011 from Candorado due to an event of default. The Company issued the shares as required under the Agreement but failed to meet the payment and exploration expenditure requirements as required to be made by August 17, 2011. There are no further requirements under the Agreement to be effected by the Company to Candorado and the Company has no further rights or interest in the Property.

Quebec Option Agreement

On October 27, 2011, the Company (the “Optionee”) entered into a option agreement with an unrelated third party (the “Optionor”) to acquire a 100% interest, subject only to a 2% royalty, in and to certain mining claims in the Province of Quebec, Canada.  Under the terms of the option agreement, the option may be exercised by:

(a)           The following cash and stock payments:

(i)           $10,000 and the issuance of 5,000,000 shares of  restricted common stock of the Optionee within 30 days of the date of the Agreement;

 (b)  The following exploration expenditures;

(i)           $15,000 on or before April 30, 2012;

(ii)           $30,000 on or before April 30, 2013;

(iii)           $50,000 on or before April 30, 2014;

(iv)           $75,000 on or before April 30, 2015.

Upon completion of the payments, exploration expenditures and issuances of common stock in section 4  the 100% Option shall be deemed exercised without further notice or act by the Optionee, and a 100% undivided right, title and interest in and to the Property shall vest in the Optionee, free and clear of all liens, charges, encumbrances, claims and adverse interests of any nature or kind, except for the obligation of the Optionee hereunder to pay the Royalty to the Optionor.

The 5,000,000 shares required to be issued pursuant to the option agreement have not yet been issued.

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

Three Month Period Ended September 30, 2011 Compared to Three Month Period Ended September 30, 2010

We generated no revenue for the three month periods ended September 30, 2011 and September 30, 2010, respectively.

During the three month period ended September 30, 2011, we incurred operating expenses of $50,716 as compared to $2,033 incurred during the three month period ended September 30, 2010, an increase of $48,683. The increase in operating expenses was primarily attributable to the following items: (i) professional fees of $ 13,117 (2010: $1,309); (ii) salaries and benefits of $30,000 (2010: $nil); and (iv) general and administrative expenses of $7,599 (2010 $694).   During the three month period ended September 30, 2011 we incurred a net loss of ($665,614) as compared to a net loss of ($2,033) incurred during the three month period ended September 30, 2010.  Of this amount loss from operations totaled ($50,716) as compared to ($2,033) for the comparable period three month period.  The majority of the loss was comprised of a loss related to the write off of our mineral claims in the amount of $614,498.  There was no write down during the comparable three month period in 2010.

Nine Month Period Ended September 30, 2011 Compared to Nine Month Period Ended September 30, 2010

Our net loss for the nine month period ended September 30, 2011 was ($1,027,962) compared to a net loss of ($28,017) during the nine month period ended September 30, 2010, an increase of $999,945. We generated no revenue for the nine month periods ended September 30, 2011 and September 30, 2010, respectively.

During the Nine month period ended September 30, 2011, we incurred operating expenses of $413,464 and a loss of $614,498 from a write off of our mineral claims as compared to operating expenses of $28,017 incurred during the nine month period ended September 30, 2010 with no write down of mineral claims. The increase in operating expenses was primarily attributable to the following items: (i) professional fees of $ 268,780 (2010: $13,818); (ii) salaries and bnefits of $90,000 (2010: $nil); and (iv) general and administrative expenses of $49,267 (2010 $10,949).

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended September 30, 2011

As of September 30, 2011, our current assets were $418 as compared to $nil as at December 30, 2010 and our current liabilities were $397,952 ( $53,070 – December 30, 2010) , resulting in a working capital deficit of $397,534 as at September 30, 2011 ($53,070  as at December 30, 2010).   This minimal increase in assets was due to cash in the amount of $118 ($nil as of December 30, 2010) and prepaid expenses of $300 ($nil as of December 30, 2010).   Our current liabilities as of September 30, 2011 increased substantially due to increased operations and expenses relating to the Company’s restructure.  Current liabilities were comprised of: (i) $104,983 in accounts payable and accrued liabilities ($10,005 – December 31, 2010); (ii) $112,074 in accounts payable –related parties ($5,000 – December 31, 2010); (iii) $30,895 in advances payable – related parties ($38,065 – December 31, 2010); and (iv) $150,000 by way of investor deposits ($nil – December 31, 2010).  We expect that we will issue shares during this period in regard to the $150,000 in investor deposits, thus reducing our liabilities by $150,000.

As of September 30, 2011, our total assets were $418 As of September 30, 2011, our total liabilities were $397,952 comprised entirely of current liabilities. The increase in liabilities during the nine month period ended September 30, 2011 from December 31, 2011 was primarily due to the $150,000 reflected as investor deposits and increased charges to professional fees and accounts payable relating to increased operations of the Company.

As of the date of this Quarterly Report, we have yet to generate any revenues from our business operations and we do not expect to generate any revenues in the near future or for some time due to the fact that we are a mining exploration company.

We do not believe that we can sustain our operations from existing working capital and operations over the next 12 months.  During the next twelve months, we expect to incur indebtedness for carrying out our proposed exploration program, administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing.  The Company estimates that it will require at least $350,000 for the next twelve months of operations which will include $25,000 to be expended under its option agreement and $325,000 for general and administrative expenses, including the paydown of its current debt on the balance sheet.

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

At the present time, we have not made any arrangements to raise additional cash. If we cannot raise additional cash in the next quarter, we will either have to suspend operations until we do raise the cash, or cease operations entirely.  If we cannot raise the $25,000 required under the terms of our option agreement, we will lose all rights to the property.

We anticipate that additional funding will be in the form of issuance of debt and/or equity financing from the sale of our common stock. However, we have no assurance that we will be able to raise sufficient funds from the sale of our common stock to pay all of our anticipated expenses. We have in the past raised funds required for operations by way of advances and loans from our controlling shareholder and our officer and director, however, there can be no assurance that he will continue to provide the required funds to continue operations.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the quarterly period covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2011.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2011, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, management has determined that our internal control over financial reporting as of September 30, 2011 was not effective for the reason described herein.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2011.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 13 2011, Branislav Jovanovic, the Company’s controlling shareholder and an officer and director of the Company assigned $9,000 of his outstanding accounts payable to a third party, which amount was concurrently settled by way of the issuance of 9,000,000 shares of common stock of the Company at par value, or $0.001 per share pursuant to a prior debt settlement agreement entered into with Mr. Jovanovic to settle the debt at $0.001 per share at his election.

The shares of common stock under the Debt were issued to one non-United States investor in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The investors acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from the Company’s management concerning any and all matters related to acquisition of the securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company does not have any senior securities as of the date of this Form 10-Q.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description
3.1	Articles of Incorporation	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on July 18, 2008
3.1(1)	Certificate of Change to Articles of Incorporation filed with the Nevada Secretary of State	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 17, 2011
3.1(2)	Certificate of Amendment to Articles of Incorporation filed with the Nevada secretary of State regarding the decrease in authorized capital	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on June 16, 2011
3.2	Bylaws	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on July 18, 2008
10.1	Option Agreement between the Company and Candorado	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 22, 2011
10.2	Option Agreement between the Company and Robert Rosenblat dated October 27, 2011	Filed herewith
31.1	Section 302 Certification – Principal Executive Officer	Filed herewith
31.2	Section 302 Certification – Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

GREENWOOD GOLD RESOURCES, INC.

Date: November 18, 2011	By:	/s/ Branislav Jovanovic
Branislav Jovanovic
President and Chief Executive Officer

Date: November 18, 2011	By:	/s/ Branislav Jovanovic
Branislav Jovanovic
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer