Form 10-K
period 2011-12-31
Greenwood Gold Resources, Inc.
filed 2012-04-16
CIK 1440172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-53614
Commission File Number

GREENWOOD GOLD RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2294927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4960 S. Gilbert Road, Suite 1-111, Chandler, AZ	85249
(Address of principal executive offices)	(Zip Code)

(855) 509-5508
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
n/a	n/a

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock
Title of class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of voting common stock held by non-affiliates was approximately $10,507,697 as of June 30, 2011 assuming solely for the purpose of this calculation that all directors, officers and greater than 10% stockholders of the registrant are affiliates.. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST 5 YEARS:

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☐    No  ☐

 APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

100,424,500 common shares outstanding as of April 12, 2012

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

None

Forward Looking Statements

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate,” "predict," "potential" or "continue," the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks described below, and, from time to time, in other reports the Company files with the United States Securities and Exchange Commission (the “SEC”). These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Private Securities Litigation Reform Act of 1995 are unavailable to us.

As used in this Annual Report, the terms "we," "us," "Company," "our" and "Greenwood" mean Greenwood Gold Resources, Inc. unless otherwise indicated.

Reports to Security Holders

We are subject to the reporting and other requirements of the Exchange Act and we intend to furnish our shareholders annual reports containing financial statements audited by our independent registered public accounting firm and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year. After the effectiveness of this Registration Statement we will begin filing Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the Securities and Exchange Commission in order to meet our timely and continuous disclosure requirements.  We may also file additional documents with the Commission if they become necessary in the course of our company’s operations.

The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

ITEM 1.  BUSINESS

CORPORATE INFORMATION

Our current address is 4960 S. Gilbert Road, Suite 1-111, Chandler, AZ 85249.  Our telephone number is (855) 509-5508.

Our common stock is quoted on the OTCBB (“Over-the-Counter Bulletin Board”) under the symbol "GGRID".

OVERVIEW

We are a carbon offsets marketing company. Initially, we intend to sell carbon offsets through our website to voluntary markets where no verification is required. A carbon offset is a reduction in emissions of carbon dioxide or greenhouse gases made in order to compensate for or to offset an emission made elsewhere. Source: World Resources Institute. Carbon offsets are measured in metric tons of carbon dioxide-equivalent and may represent six primary categories of greenhouse gases: carbon dioxide, methane, nitrous oxide, perfluorocarbons, hydrofluorocarbons and sulfur hexafluoride. One carbon offset represents the reduction of one metric ton of carbon dioxide or its equivalent in other greenhouse gases.

Once we are able to complete the verification process, we will sell verified carbon offsets through other markets. We intend to market and sell Verified Emission Reduction (VER) and Reduced Emissions from Deforestation and Degradation (REDD) carbon offsets through global restoration projects. The offsets will be validated and verified for sale to companies, foundations, and other entities that, for branding, policy and corporate social responsibility reasons, wish to offset their carbon footprints to support climate change mitigation efforts. Our focus is on reforestation, ideally with generators, who provide work opportunities and benefits to the indigenous people.

DEVELOPMENT OF BUSINESS

We were incorporated on March 25, 2008 in the State of Nevada for the purposes of exploring for minerals, including but not limited to gold and silver. We had engaged in a verbal agreement to acquire and explore a mineral property located in Newfoundland, Canada with our then Chief Executive Officer and shareholder – Gary D. Alexander. During fiscal 2010, Mr. Alexander sold all of his shares held of record and resigned from all offices and as a director, thus effecting a change in control.  As a consequence, we agreed with Mr. Alexander to terminate the option over the Newfoundland property.

On February 17, 2011, we entered into an option agreement (the “Agreement”) with Candorado Operating Company Ltd.(“Candorado”), whereby we optioned the rights to earn up to a 100% interest in and to certain mining claims known as Summer located in British Columbia, Canada (the “Property”). On August 20, 2011, we received notification of termination of the Agreement effective as of August 18, 2011 from Candorado due to an event of default. We issued the shares as required under the Agreement but failed to meet the payment and exploration expenditure requirements as required to be made by August 17, 2011. There are no further requirements under the Agreement to be effected by us to Candorado and we have no further rights or interest in the Property.

On February 15, 2011, we approved a 20:1 forward split of the Company’s stock. Following this split, our authorized capital increased to 1,500,000,000 common shares with a par value of $0.001 per share and the outstanding shares of our capital stock increased to 126,555,000.

On June 9, 2011, the Board of Directors and the shareholders holding a majority of the total issued and outstanding shares of our common stock approved a decrease in our authorized capital from one billion five hundred million (1,500,000,000) shares of common stock to four hundred million (400,000,000) shares of common stock, par value $0.001.

On October 27, 2011we entered into an option agreement with an unrelated third party to acquire a 100% interest, subject only to a 2% royalty, in and to certain mining claims in the Province of Quebec, Canada.   The Company failed to make the payments as required under the agreement, and entered into a new agreement dated February 1, 2012 whereby the Company paid $5,000 and had other payment commitments which it determined to let lapse upon acquisition of the Company’s new project.

On February 6, 2012, our Board of Directors and the controlling shareholder of the Company approved the reverse split of the issued and outstanding shares of the Company on the basis of 1 share for every 500 shares then issued and outstanding. On March 22, 2012, FINRA advised the Company that they had finalized their review and that the Effective Date for the reverse split was March 23, 2012.  As of that date and for the subsequent 20 days thereafter the Company will trade under the symbol GGRID.  At the time of the reverse split the issued and outstanding shares were 211,699,975. After giving effect to the reverse split the issued and outstanding shares will be 424,500 after giving effect to the round-up of shares.

On March 19, 2012, the Company incorporated Bluforest Canada Ltd. as a wholly owned subsidiary of the Company.   Currently, the majority of the operations are undertaken by Bluforest Canada Ltd.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

CURRENT BUSINESS OPERATIONS

ORE Acquisition Agreement

On February 14, 2012, the Board of Directors authorized the execution of that certain acquisition agreement (the “ORE Acquisition Agreement”) between us and Oceanview Real Estate Company Ltd., a private company organized under the laws of Canada (“ORE”), pursuant to which we were to acquire all of ORE’s right, title and interest in and to real property located in Ecuador, known as the Hacienda Juval, consisting of approximately 80,197 hectares (the “Property”). Pursuant to Section 2.1(f) of the ORE Acquisition Agreement, ORE represented and warranted that it had marketable title to the Property and pursuant to Section 4.2, at closing, ORE was to deliver to us such documents as may be required to transfer the Property to us and any related contracts or agreements in regard to the Property. ORE did not deliver such documents to us and, therefore, we agreed with ORE to rescind the ORE Acquisition Agreement. As of the date of this Annual Report, the ORE Acquisition Agreement has been rescinded.

Purchase of Acquisition Agreement

On March 30, 2012, we entered into that certain purchase of acquisition agreement (“Purchase of Acquisition Agreement”) with Global Environmental Investments Limited, a Belize corporation (“GEIL”), regarding the Property which has been increased to approximately 105,000 hectares. On March 16, 2012, GEIL had entered into that certain acquisition agreement (the “Acquisition Agreement”) with Fundacion Nelson Velasco Aguirre, a foundation established pursuant to the law of Ecuador (“NVA”). In accordance with the Acquisition Agreement, NVA transferred control of the Property to GEIL. NVA held title and maintained legal ownership of the Property but permitted control over the Property to pass to GEIL through that certain voting trust agreement dated March 16, 2012 (the “Voting Trust Agreement”) among NVA, GEIL and Fred Nikoo, as voting trustee.

Therefore, in accordance with the terms and provisions of the Purchase of Acquisition Agreement, GEIL sold all of the rights and interests held by GEIL pursuant to the Acquisition Agreement to us regarding the Property, which now consists of approximately 105,000 hectares, as follows: (i) 100% of GEIL’s right, title and interests in and to the oil, gas and other minerals in and under and that may be produced from the Property including, without limitation, interests in oil, gas and/or mineral leases covering any part of the lands, overriding royalty interests, fee mineral interests, carbon credits, and other interests in oil, gas and other minerals in any part of the lands; (ii) 100% of the right, title and interests of GEIL in all presently existing and valid oil, gas and/or mineral unitization, pooling and/or communization agreements, declarations, and/or orders and the properties covered or included in the units (including, without limitation, units formed under orders, rules, regulations or other official acts of any federal, state or other authority having jurisdiction, voluntary unitization agreements, designations, and/or declarations, and any working interest units created under operating agreements or otherwise), which relate to the Property; (iii) 100% of the right, title and interests of GEIL in all presently existing and valid production sales and sales related contracts, operating agreements and other agreements and contracts which relate to the Property or which relate to the exploration, development, operation or maintenance of the Property or the treatment, storage, transaction or marketing of production from or allocated to the Property; and (iv) 100% of the right, title and interests of ORE in and to all materials, supplies, machinery, equipment, improvements, and other personal property and fixtures relating to the Property, and all wells, wellhead equipment, pumping units, flow lines, tanks, buildings, injection facilities, salt water disposal facilities, compression facilities, gathering systems and other equipment, all easements, rights-of-way, surface leases and other surface rights, all permits and licenses and all other appurtenances, used or held for use in connection with or related to the exploration, development, operation or maintenance of any of the Property.

In consideration of the assignment by GEIL to us, GEIL and/or its designees shall be issued the 75,000,000 shares of our restricted common stock representing a 75% control interest.

In further accordance with the terms and provisions of the Purchase of Acquisition Agreement, we shall enter into a three year consultant agreement (the “Mainland Consultant Agreement”) with Mainland Investment Ltd. (“Mainland”). The Mainland Consultant Agreement shall provide that Mainland will provide to us financial, advisory, marketing and investor relation services and we shall pay to Mainland an annual compensation of $1,000,000 and grant 1,000,000 stock options exercisable at $1.00 per share.

Lastly, we shall: (i) cause the settlement of debt in the approximate amount of $60,000 due and owing to that certain creditor (the “Creditor”), as reflected on our financial statements as of September 30, 2011 (the “$60,000 Debt”) to be settled by issuance to the Creditor and/or his designee an aggregate of 25,000,000 shares of common stock; and (ii) within ninety days, we shall cause the debt in the approximate amount of $152,000 due and owing to Branislav Jovanovic, as reflected on the financial statements of GGRI as of September 30, 2011, to be settled by payment to Mr. Jovanovic.

Location of the Property

The property called “El Juval” is located in the province of Monora Santiago on the border between this province and the provinces of Azuay, Canar and Chimborazo.  El Juval is located in the center of the Andean region of Ecuador, therefore the area of El Juval corresponds to the higher sections of the Cordillera Oriental (Eastern side of the Andes. Approximately 90% of the area of El Juval belongs to the territory of Sangay National Park.

Conservation Importance of the Property

The conclusions of the analysis carried out by Msc. Paul Tufino show that the area El Juval has significant importance as one of the few remains of forests in this area.  In fact, it practically constitutes the main remnant of Sangay National Park, which has been seriously affected by anthropogenic activities.

In this context, it constitutes an important refuge for endangered species, both within the flora and the fauna. For this reason, it is required that this area is preserved in an effective and sustainable manner.

In fact, in terms of conservation importance, the Sangay National Park and therefore El Juval make part of the eco-regional complex of the Northern Andes. This was identified in the Global 2000 by the World Wildlife Fund as a conservation unit of high priority, based on criteria such as: high diversity of species, rainfall, representation of bio-geographical units, and the high degree of endemism (BirdLife International, 2005).

On the other hand, even though this area is highly valuable from a conservationist viewpoint, it is not possible to disregard, furthermore, its enormous value as a source of “ecosystem services” for the inhabitants of the surrounding areas.

The Evaluation of Ecosystems of the Millennia defines “ecosystem services” as the benefits that people derive from ecosystems. This may be direct and indirect. Direct benefits refer to the production of supplies (water and food), or the regulation of cycles such as floods, soil degradation, drying, etc. Indirect benefits are related to the functioning of processes of the ecosystem that generates direct services such as the photosynthesis process and the formation and storage of organic matter; the cycle of nutrients; the creation and assimilation of soils, etc.

In fact, ecosystem services, particularly the water that flows by multiple springs and rivers located in this area, provides direct and indirect benefits to approximately 112 thousand people, who live in the cantons of which El Juval is part of (Alausí, Santiago, Sucua and Morona) (Table below).

Total area of El Juval and its political distribution.

Area of the property
Province of Chimborazo
Alausí Canton	10,262 ha
Province of Morona Santiago
Morona Canton	37,145 ha
Sucua Canton	19,309 ha
Santiago Canton	12,481 ha
Total	80,197 ha

Carbon Offsets Market

By virtue of our acquisition of the Hacienda Juval project, we are a carbon offsets marketing company. Initially, we intend to sell carbon offsets through our website to voluntary markets where no verification is required. Once we are able to complete the verification process, we will sell verified carbon offsets through other markets. We intend to market and sell Verified Emission Reduction (VER) and Reduced Emissions from Deforestation and Degradation (REDD) carbon offsets through global restoration projects. The offsets will be validated and verified for sale to companies, foundations, and other entities that, for branding, policy and corporate social responsibility reasons, wish to offset their carbon footprints to support climate change mitigation efforts. Our focus is on reforestation, ideally with generators, similar to United Nature Inc. who provide work opportunities and benefits to the indigenous people.

According to a study published by Roberto Sánchez (2003), during the period between the years of 1991 and 2000, approximately 17,828.32 km2 of natural forests in Ecuador disappeared, at an annual deforestation rate of 1.47%.

The main causes are the advance of the agricultural frontier and an expansion of the urban area, followed by the deforestation phenomenon. All these activities have significantly affected the Sangay National Park however, in spite of all these problems, the best conserved area corresponds to the area of El Juval, according to a report prepared by Msc. Paul Tufino.   A copy of which is attached as an exhibit to this filing.

We intend to generate revenue through the sale of carbon offsets. Carbon offsets will be generated through three separate methods:

1.	Afforestation. Establishing forests on bare or cultivated land that has not been forested in recent history.

2.	Reforestation. Re-growing forests in areas formerly forested that have been harvested.

3.
Reducing emissions from Deforestation and Degradation.. Deforestation refers to direct human-induced, long-term conversion of forests to non-forest land. Degradation refers to gradual, direct human-induced loss of forest carbon stocks.

Through these three methods we intend to generate carbon offsets which represent the carbon consumption capability of the planted and/or protected trees. The carbon offsets will be validated and verified to international standards for sale to various entities.

The carbon offsets are generated through a process called carbon sequestration. Carbon sequestration is the uptake and storage of carbon, especially by trees and plants that absorb carbon dioxide and release oxygen.

We are currently looking to form additional partnerships with other private landowners and municipalities in order to obtain the rights to exclusively market the carbon offsets generated on their property. We intend to do this by bearing all the initial costs of the carbon offset verification and marketing. With private land owners we intend to create partnerships where profit sharing arrangements can be made.

Market, Customers and Distribution Methods

Currently, there are two markets for the sale of carbon offsets, the Voluntary Market and the Compliance Market.

The Voluntary Market involves individuals, companies, and organizations who purchase carbon offsets voluntarily to mitigate or neutralize their own greenhouse gas emissions from transportation, electricity use, and other sources. These groups are not obligated to purchase carbon offsets, but choose to for various reasons.

The Compliance Market (or regulated market) involves companies, governments or other entities that buy carbon offsets in order to comply with regulations on the total amount of carbon dioxide they are allowed to emit.

Initially, we intend to sell carbon offsets that have not yet been verified through our website that is currently under construction (www.bluforest.com). Once the carbon offsets are verified we will sell them through our website, in private transactions or on a regulated market or exchange. Carbon offset products used in voluntary markets are generally referred to as Verified Emissions Reductions (“VERs”).

Competition

The carbon credit industry is a competitive industry. We compete with numerous other participants in the search for properties and in the marketing of the sale of carbon offsets. Our competitors will include companies that have substantially greater financial resources, staff and facilities than those of the Company. Our failure to maintain a competitive position within the market could have a materially adverse effect on our business, financial condition and results of operations.

Intellectual Property

We do not have any intellectual property at this time, although we intend to trademark Bluforest Inc., which is our intended company name and the name under which we intend to market our carbon credits.

Research and Development

We have not incurred any research expenditures since our incorporation.

Government Regulations

The regulatory environment of carbon offsets is presently handled by third party organizations that verify the validity and quality of carbon offsetting projects. In order to sell VERs and Reduced Emissions from Deforestation and Degradation credits (“REDD's”) we will be required to have a third party verify the project with an onsite visit. We intend to verify any carbon offsets through a reputable standard meant to be applicable regardless of a country's current climate policy, and does not apply restrictions of project types, size, location and crediting period. The verification process is still in its infancy stages and it is possible this process will become more regulated in the future causing increases in time delays and costs.

Environmental Regulations

The environmental regulatory environment pertaining to carbon offset trading is evolving rapidly and is expected to remain volatile for the foreseeable future.  Currently several jurisdictions are either considering the introduction, or have introduced environmental regulations that will compel emitters to either reduce or offset their emissions thereby potentially having a positive effect on the carbon offset market.

We are currently compliant with all relevant environmental regulations.

Employees

As of the date of this Annual Report, we have eight employees.

MATERIAL CONTRACTS

On March 30, 2012,we entered into a consultant agreement (the “Consultant Agreement”) with Mainland Investment Ltd. (“Mainland”). In accordance with the terms and provisions of the Consultant Agreement, Mainland will provide to us financial, advisory, marketing and investor relation services and we shall pay to Mainland an annual compensation of $1,000,000 and grant 1,000,000 stock options exercisable at $1.00 per share when we adopt a stock option plan.

ITEM 1A.  RISK FACTORS

An investment in our securities should be considered highly speculative due to various factors, including the nature of our business and the present stage of our development. An investment in our securities should only be undertaken by persons who have sufficient financial resources to afford the total loss of their investment. In addition to the usual risks associated with investment in a business, the following is a general description of significant risk factors which should be considered. You should carefully consider the following material risk factors and all other information contained in this Annual Report before deciding to invest in our common stock. If any of the following risks occur, our business, financial condition and results of operations could be materially and adversely affected. Additional risks and uncertainties we do not presently know or that we currently deem immaterial may also impair our business, financial condition or operating results.

RISKS RELATING TO OUR COMPANY

No history of Revenues.

We have a limited operating history, our company  is in the development stage and has a history of operating losses. If our business plan is not successful and we are not able to operate profitably, then our stock may become worthless and investors may lose all of their investment in our Company.

We will not receive revenues from operations until we initiate sales of undeveloped carbon credits followed by further development of our projects and sale of certified carbon credits.

We are at risk to changes in domestic and international carbon policy.

The supply and demand fundamentals of carbon offsets are determined by governments and international consortiums and are beyond our control. Our ability to continue operations will be dependent on the level of adoption and observance of the Kyoto Protocol, the post Kyoto Protocol environment and other initiatives aimed at reducing greenhouse gas emissions. Changes in government and corporate priorities as a result of government deficits, domestic industries or as a result of changes in the prevailing views concerning the impact of greenhouse gases on climate change could adversely affect the observance of the Kyoto Protocol, the adoption of successor protocols, and corporate initiatives.

If we are unable to identify and contract with sufficient and suitable carbon offset generators our business will fail

In order to achieve our business model we need to contract with organizations that generate a substantial amount of carbon offsets. If we are unable to contract with suitable generators our business will fail.

If we are unable to find a suitable buyer for carbon offsets our business will fail.

The carbon offsets we initially intend to sell are voluntary. Buyers of voluntary credits are not bound to purchase due to government regulations or international agreements. Buyers of voluntary credits purchase because they believe it is the socially responsible thing to do or in order to increase corporate image. The market for voluntary credits is still in the development stages, however several jurisdictions have implemented mandatory emissions controls (ex. Australia).

Our officers and directors have experience in the forest restoration and carbon industry.

Our current officers and board of directors have experience in the industry of ecosystem restoration and carbon credit validation.

If prices of forest-based carbon offsets drop substantially our business could fail.

The principle factors affecting our revenues are factors which affect the price of carbon offsets and are beyond our control. The actual market price of carbon offsets fluctuates drastically. If prices were to fall substantially we will adapt our business model to be profitable.

We are at risk to changes in regulations and verifications that could negatively affect our profitability.

The processes by which carbon offsets are created and verified are subject to change and beyond our control. Governments, lobby groups, private firms, and Environmental Non-Government Organizations "ENGO's" all work to create a more efficient and accountable system to bring carbon offsets available for market and to assure validity. As the industry matures the regulatory environment will as well. These changes could become more demanding in terms of time and costs and negatively affect our profitability.

We are subject to currency fluctuations that could negatively affect our profitability.

Our profitability may be adversely affected by fluctuations in the rate of exchange of the U.S. dollar and other currencies we may do business in. At this time, we do not expect to hedge against currency fluctuations and changes in exchange rates are beyond our control.

We operate in a competitive industry and will compete against other companies that could negatively affect our profitability.

The carbon credit industry is a competitive industry. We will compete with numerous other participants in the search for, and the acquisition of, properties and in the marketing of the sale of carbon offsets. Our competitors will include companies that have substantially greater financial resources, staff and facilities than those of the Company.

Projects will be at risk of fire, pests and diseases.

Our assets will be made up of the environmental rights attached to carbon stocks in forests. Forests are at risk to damage from fire, pests and diseases. We will implement strategies including fuels management, species composition management and pathogen assessments as part of routine monitoring procedures but often forces of nature are outside the control of the company and could require the company to incur losses in order to replace lost carbon stocks.

We may not be able to obtain additional financing.

As at the date of filing, we had limited cash on hand and a working capital deficit. As such, we will require substantial additional financing in order to continue as a going concern. We have not generated any revenue from operations to date. The specific cost requirements needed to maintain operations will depend upon the restoration projects currently owned and those we are able to procure. Specific costs include but are not limited to the following:

•	Travel and project selection

•	Feasibility studies

•	Consultants Registration and Validation Project Implementation

•	Measurement and Monitoring Marketing Sale Efforts

The amount of each of the specific costs described above will vary based on the project size, type and location. Reforestation projects have higher costs than do REDD projects due to the need to physically prepare and plant the site.

In order to expand our business operations, we anticipate that we will have to raise additional funding. If we are not able to raise the capital necessary to fund our business expansion objectives, we may have to delay the implementation of our business plan. If sufficient financing is not available or obtainable, we may not be able to continue as a going concern and investors may lose a substantial portion or all of their investment.

Our officers and directors do not own any shares and operations may be influenced by our controlling shareholder.

Because our officer and directors currently hold no shares at this time in our common stock, GEIL is our controlling shareholder that owns 75% of our outstanding common stock. Investors may find that corporate decisions influenced by GEIL are inconsistent with the best interests of other stockholders.

GEIL controls 75% of the issued and outstanding shares of our common stock. The interests of GEIL may not be, at all times, the same as those of other shareholders.  GEIL will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including the merger of our company with or into another company, the sale of all or substantially all of our assets and amendments to our Articles of Incorporation. This concentration of ownership with GEIL may also have the effect of delaying, deferring or preventing a change in control, which may be disadvantageous to minority shareholders.

It is possible that there may be indigenous people claims against small portions of our property, which could result in us incurring additional expense.

It is conceivable that indigenous peoples could raise claims against elements of our properties.  Should this occur, it is highly likely that we would experience additional expenses arising from claims against our assets.

We are subject to new corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements, could adversely affect our business.

We may face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC and the Public Company Accounting Oversight Board. These laws, rules, and regulations continue to evolve and may become increasingly stringent in the future. In particular, under rules proposed by the SEC on August 6, 2006, we are required to include management’s report on internal controls as part of our annual report pursuant to Section 404 of the Sarbanes-Oxley Act. We strive to continuously evaluate and improve our control structure to help ensure that we comply with Section 404 of the Sarbanes-Oxley Act. The financial cost of compliance with these laws, rules, and regulations is expected to remain substantial. We cannot assure you that we will be able to fully comply with these laws, rules, and regulations that address corporate governance, internal control reporting, and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition, and the value of our securities.

We depend on our officers and directors and the loss of these individuals could adversely affect our business.

We have just appointed new officers and directors and we depend on those officers and directors for operations.  The loss of any of our officers and directors at this time could significantly and adversely affect our business, and certainly the loss of all of them on or about the same time could result in a complete failure of our business operations. We do not carry any life insurance on the lives of our current officers and directors.

RISKS RELATING TO AN INVESTMENT IN OUR SECURITIES

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. There is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon our ability to monetize our carbon tax credits. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

We may, in the future, issue additional common shares that would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of up to 400,000,000 common shares, $0.001 par value. The future issuance of common shares may result in substantial dilution in the percentage of our common shares held by our then existing stockholders. We may value any common shares issued in the future on an arbitrary basis. The issuance of common shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the common shares held by our investors, and might have an adverse effect on any trading market for our common shares.

Market for penny stock has suffered in recent years from patterns of fraud and abuse and our stock has been volatile.

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include: (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and, (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequential investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market. The occurrence of these patterns or practices could in the future increase the volatility of our share price.

Our common shares are subject to the “penny stock” rules of the SEC, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted regulations that generally define a “penny stock” to be any equity security other than a security excluded from such definition by Rule 3a51-1 under the Securities Exchange Act of 1934, as amended. For the purposes relevant to our Company, it is any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.

Our common shares are currently regarded as a “penny stock”, since our shares are not listed on a national stock exchange or quoted on the NASDAQ Market within the United States, to the extent the market price for its shares is less than $5.00 per share. The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide a customer with additional information including current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer's account, and to make a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser's written agreement to the transaction. To the extent these requirements may be applicable, they will reduce the level of trading activity in the secondary market for the common shares and may severely and adversely affect the ability of broker-dealers to sell the common shares.

FINRA sales practice requirements may also limit a stockholders ability to buy and sell our stock.

In addition to the penny stock rules promulgated by the SEC, which are discussed in the immediately preceding risk factor, FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the ability to buy and sell our stock and have an adverse effect on the market value for our shares.

There is currently no active market for our common shares and unless an active market develops shareholders may not be able to sell their shares at a profit or at all.

Although, we are a reporting company and our common shares are quoted on the OTCBB, currently under the symbol “GGRID”, there is currently no active market for our common stock and an active trading market may not develop or, if it does develop, may not be maintained. Failure to develop or maintain an active trading market will have a generally negative effect on the price of our common stock, and you may be unable to sell your common stock or any attempted sale of such common stock may have the effect of lowering the market price and therefore your investment could be a partial or complete loss.

Our common stock may experience extreme rises or declines in price, and you may not be able to sell your shares at or above the price paid.

Our common stock may be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including (but not necessarily limited to) (i) the trading volume of our shares; (ii) the number of securities analysts, market-makers and brokers following our common stock; (iii) changes in, or failure to achieve, financial estimates by securities analysts; (iv) actual or anticipated variations in quarterly operating results; (v) conditions or trends in our business industries; (vi) announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; (vii) additions or departures of key personnel; (viii) sales of our common stock; and (ix) general stock market price and volume fluctuations of publicly-traded and particularly, microcap companies.
Investors may have difficulty reselling shares of our common stock, either at or above the price they paid for our stock, or even at fair market value. The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our common stock is thinly traded it is particularly susceptible to such changes. These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company. In addition, there is a history of securities class action litigation following periods of volatility in the market price of a company’s securities. Although there is no such shareholder litigation currently pending or threatened against the Company, such a suit against us could result in the incursion of substantial legal fees, potential liabilities and the diversion of management’s attention and resources from our business. Moreover, and as noted below, our shares are currently traded on the OTCBB and, further, are subject to the penny stock regulations. Price fluctuations in such shares are particularly volatile and subject to manipulation by market-makers, short-sellers and option traders.

We have not and do not intend to pay any cash dividends on our common shares and, consequently, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We have not, and do not, anticipate paying any cash dividends on our common shares in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

We are not currently DTC eligible for electronic transfer; therefore, trades are executed and cleared on a trade for trade basis in certificate form.

As a result, the settlement of physical certificated positions can carry significant pass-through charges, including: execution fees, DTC fees, deposit fees, and transfer agent fees. These fees, which can vary and may be substantial, increase the cost that shareholders must bear for clearing and execution of trades. Furthermore, pass-through charges described above may not be immediately charged to a customer account following a trade in non-DTC eligible securities, as our clearing firms may receive notice of such fees as late as three weeks following the trade. Broker-dealers may reserve the right to withhold funds in a customer account pending potential assessment of fees associated with trading in low priced or sub-penny securities.

A decline in the price of our common stock could affect our ability to raise further working capital, adversely impact our ability to continue operations and may cause us to go out of business.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, or convertible debt instruments, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors to not choose to invest in our stock. If we are unable to raise the funds we require for all our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, we may not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

As of the date of this Annual Report, there are no unresolved staff comments.

ITEM 2.  PROPERTIES

We have an office address at 4960 S. Gilbert Road, Suite 1-111, Chandler, AZ 85249 which is provided free of charge by legal counsel.    We currently operate from the offices of our Canadian subsidiary, Bluforest Canada Ltd.    We have a one year lease, renewable for an additional year for $3000 CDN per month, plus taxes.

 ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this Form 10-K.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

On February 23, 2009, our common stock was approved for quotation on the Financial Industry Regulatory Association’s Over-the-Counter Bulletin Board.  Our shares are listed under the trading symbol GGRI.

The first trade of our common stock occurred in the 3rd quarter of the most recent fiscal year.

Quarter	High ($)		Low ($)
4th Quarter ended 12/31/2011	0.095		0.0039
3rd Quarter ended 9/30/2011	0.161		0.007
2nd Quarter ended 6/30/2011	0.40		0.14
1st Quarter ended 3/31/2011	0.25	(1)	0.25	(1)

4th Quarter ended 12/31/2010	0.034		0.034
3rd Quarter ended 09/30/2010	0.028		0.0125
2nd Quarter ended 6/30/2010	-		-
1st Quarter ended 3/31/2010	-		-
_____
(1)  After giving effect to a forward split of 20 for 1 on February 15, 2011.

HOLDERS

As of the date of this Annual Report, we have seventeen shareholders of record.

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

RECENT SALES OF UNREGISTERED SECURITIES

Option Agreement

On February 22, 2011, we issued a total of 6,144,975 pre-Reverse Stock Split restricted shares of our common stock pursuant to an option agreement between the Company and Candorado. We relied upon Regulation S exemption for the issuance of shares to Candorado, a company incorporated pursuant to the laws of Canada and were sold in compliance with the exemption from the registration requirements found in Rules 901 through 903 of Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. These shares were issued in offshore transactions since Candorado was not in the United States and the purchaser was outside the United States at the time of the purchase. Candorado certified that it was not a U.S. person and was not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration.

Debt Settlement

2011 Debt Settlement

On June 2, 2011, we issued a total of 60,000,000 pre-Reverse Stock Split shares in settlement of a portion of the loan outstanding to Mr. Jovanovic, our prior sole officer and director.  The shares were issued pursuant to a prior debt settlement agreement entered into with Mr. Jovanovic to settle the debt at $0.001 per share at his election. We relied upon Regulation S exemption for the issuance of shares to Mr. Javanovic and were sold in compliance with the exemption from the registration requirements found in Rules 901 through 903 of Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. These shares were issued in offshore transactions since Mr. Jovanovic was not in the United States and Mr. Jovanovic was outside the United States at the time of the purchase. Mr. Jovanovic certified that he was not a U.S. person and was not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration.

On September 13, 2011, Mr. Jovanovic assigned $9,000 of his outstanding accounts payable to a third party, which amount was concurrently settled by way of the issuance of 9,000,000 shares of our common stock at par value, or $0.001 per share pursuant to a prior debt settlement agreement entered into with Mr. Jovanovic to settle the debt at $0.001 per share at his election. We relied upon the “Regulation S” exemption for the issuance of the shares, as the shares were issued to a non-resident of the U.S. and were sold in compliance with the exemption from the registration requirements found in Rules 901 through 903 of Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. These shares were issued in offshore transactions since the investor was not in the United States and the investor was outside the United States at the time of the purchase. The investor certified that he was not a U.S. person and was not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration.

2012 Debt Settlement

On March 30, 2012, we issued a total of 25,000,000 post-Reverse Stock Split shares in settlement of a debt in the approximate amount of $60,000 due and owing to that certain creditor (the “Creditor”), as reflected on our financial statements as of September 30, 2011 (the “$60,000 Debt”). The settlement of the $60,000 Debt was in accordance with the terms and provisions of the Purchase of Acquisition Agreement. We relied upon Regulation S exemption for the issuance of shares to Mr. Javanovic and were sold in compliance with the exemption from the registration requirements found in Rules 901 through 903 of Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. These shares were issued in offshore transactions since Mr. Jovanovic was not in the United States and Mr. Jovanovic was outside the United States at the time of the purchase. Mr. Jovanovic certified that he was not a U.S. person and was not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration.

Purchase of Acquisition Agreement

On April 5, 2012, we issued a total 75,000,000 post-Reverse Stock Split shares to GEIL in accordance with the terms and provisions of the Purchase of Acquisition Agreement.

The Issuer relied upon the “Regulation S” exemption for the issuance of shares to GEIL, a company incorporated pursuant to the laws of the country of Belize, and the shares were sold in compliance with the exemption from the registration requirements found in Rules 901 through 903 of Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. These shares were issued in offshore transactions since the offerees were not in the United States and the purchasers were outside the United States at the time of the purchase. Each offshore subscriber certified that he or it is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration.

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

SUMMARY

There is limited historical financial information about Greenwood Gold Resources, Inc. upon which to base an evaluation of our performance.  We were previously an exploration stage company engaged in acquiring mineral properties for exploration.  However, we were unsuccessful in raising financing to acquire or explore any of the properties we had agreements for and therefore management determined to seek other acquisitions of merit which resulted in a change of control the Company and the acquisition of a project in Ecuador for the development and sale of carbon tax credits.

We are currently a development stage corporation and have not generated any revenues from operations.  We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in carrying out our business plan and competition. There is no assurance that future financing will be available to our Company on acceptable terms.

We intend to raise funds by issuing debt and/or equity securities although we have no current arrangements or agreements to such financings at this time. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

RESULTS OF OPERATIONS

Fiscal Year End December 31, 2011 Compared With Fiscal Year End December 31, 2010

We incurred a net loss of $1,065,533 during fiscal year ended December 31, 2011 compared to a net loss of $49,030 incurred during fiscal year ended December 31, 2010. During fiscal years ended December 31, 2011 and 2010, we did not generate any revenue.

Operating expenses incurred during fiscal year ended December 31, 2011 were $449,578 compared to operating expenses incurred during fiscal year ended December 31, 2010 of $49,030. Operating expenses incurred during fiscal year ended December 31, 2011 consisted of: (i) professional fees of $272,008 (2010: $28,818); (ii) mineral property costs of $5,417 (2010: $3,250); (iii) salaries and benefits of $120,000 (2010: $5,500); and (iv) general and administrative of $52,153 (2010: $11,462). The change in operating expenses for fiscal year ended December 31, 2011 was mainly due to an increase in salaries and benefits from $5,500 to $120,000 and professional fees from $28,818 to $272,008. Professional fees increased mainly due to invoices for consulting fees paid to certain third party consultants and legal fees. Mineral property costs increased from $3,250 to $5,417 and general and administrative expenses increased from $11,462 to $52,153relating to office expenses including press releases, courier charges, office rent, travel and general office expenditures. The increase in operating expenses was related to the overall increase in the scope and nature of our business operations.

During the fiscal year ended December 31, 2011, we incurred a loss on mineral property of $614,498 compared to $-0- incurred during fiscal year ended December 31, 2010. We entered into an option agreement on certain mineral properties located in British Columbia, Canada and in consideration we issued 6,144,975 pre-Reverse Stock Split shares of common stock valued at $0.10 per share for total consideration of $614,498.   Prior to the end of the fiscal year, we defaulted on the option agreement and as a result we wrote down the investment, which has been recorded as a loss on mineral property. In addition, we accrued $1,457 as interest expenses with no comparable expenses in the prior fiscal year ended December 31, 2010.

This resulted in a net loss of $1,065,533 or $0.011 per share incurred during fiscal year ended December 31, 2011 compared to a new loss of $49,030 or $0.00 per share incurred during fiscal year ended December 31, 2010. The weighted average number of shares of common stock outstanding was 358,858 for fiscal year ended December 31, 2011 compared to 253,867 for fiscal year ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011 we had $300 in total current assets compared to $-0- in total current assets for fiscal year ended December 31, 2010. As of December 31, 2011, we had total current liabilities of $435,405 as compared to $53,070 for fiscal year ended December 31, 2010. This resulted in a working capital deficit of $435,105 for fiscal year ended December 31, 2011 compared to a working capital deficit of $53,070 for fiscal year ended December 31, 2010.

For fiscal 2011, our expenditures far exceeded our available working capital.   As at December 31, 2011, we owed a total of $435,405 and had no available cash with which to pay these liabilities.   Unless we are able to raise additional capital to meet these liabilities and to fund our business plan for the next twelve months, we may not continue as a going concern and we may not be able to continue operations.

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

MATERIAL COMMITMENTS

As of December 31, 2011, we owed $159,385 in short term loans to non-related third parties. The loans are unsecured, bear interest at 8% per annum and are due on demand.

PLAN OF OPERATION

We estimate that in the next twelve months we will require a minimum of $4,000,000, of which $500,000 will be for outstanding liabilities currently on the balance sheet of the Company, in additional to planned expenditures as below:

Expenses	Q1	Q2	Q3	Q4	Total
Salaries & Wages	$300,000	$400,000	$462,500	$462,500	$1,625,000
Professional Fees	$50,000	$50,000	$50,000	$50,000	$200,000
Overhead	$40,000	$45,000	$45,000	$45,000	$175,000
Land Certification	$300,000	$400,000	$400,000	$400,000	$1,500,000
Total	$690,000	$895,000	$895,000	$895,000	$3,500,000

This budget does not include any funds for the acquisition of any additional projects.

We are exploration development stage company and are in the early stages of developing our business plan. As of the date of this report, we have not generated any revenues and are just commencing operations under our new business initiative.  As a result, we have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future as we attempt to undertake our business plan. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses. These conditions could further impact our business and have an adverse effect on our financial position, results of operations and/or cash flows.

We cannot sustain our operations from existing working capital and operations over the next 12 months, as we have yet to commence operations, and have not generated any revenues there can be no assurance that we can generate significant revenues from operations.

We will require additional working capital, as we currently have inadequate capital to fund all of our business strategies, which could severely limit our operations. Subsequent to our fiscal year ended December 31, 2011, Charles Miller, our Chief Executive Officer, advanced the amount of $250,000 as a loan for operations and we have determined to undertake an offering of our common stock to raise approximately $4,000,000 in capital, which represents our first year operational funding requirements. There can be no assurance that any financing will be available or accessible on reasonable terms, either by way of an equity financing or debt. If we cannot raise any additional funding we may either have to suspend operations until we do raise the cash, or cease operations entirely.

We anticipate that additional funding will be in the form of issuance of debt and/or equity financing from the sale of our common stock. However, we have no assurance that we will be able to raise sufficient funds from the sale of our common stock to pay all of our anticipated expenses.  As of the date of this Annual Report, our investors have advanced a total of $38,065 for general working capital.  The loan is non-interest bearing and due on demand.  There can be no assurance that they will continue to advance funds as required or that other methods of financing will be available or accessible on reasonable terms.  Management has been exploring a number of options to meet our obligations and future capital requirements, including the possibility of equity offering, debt financing, and business combination but has not entered into any agreement for any of the foregoing.

Proposed Program

Subject to having sufficient capital, which we have not yet raised, we intend to proceed with a proposed work program as recommended by a consulting scientist to be retained by us.  We intend to initiate a Project Development Document (PDD) and baseline which will allow us to compile data and profile the Property.

Engage Consultants

We are looking to engage consulting firms that specialize in overseeing the design and implementation of greenhouse gas reduction/sustainability plans, and managing the generation of carbon and renewable energy and energy efficiency credits. Through these consultants we hope to determine the eligibility, feasibility and marketing channels available to sell carbon offsets generated by United Nature’s Plantations. We have not entered into any formal agreements with any consultants.

Initiate Calculations

We are currently calculating the carbon offset potential of our initial project by growth and yield data. The carbon potential will be used to calculate revenues while costs will be determined by verification of price, overhead and monitoring costs.

Sale of Non-Verified Offsets

We intend to sell offsets via our website to generate revenue before we have the project verified. However, we plan to verify the offsets as soon as practicable as verified offsets command a premium.

Verification

We will obtain a review by a third party verifier. The verification process is required only once per project. Depending on the size and location of the project the monitoring requirements may vary slightly. The reasons for variation are due to access, species diversity, and forest risks including pests, pathogens and fire. In a forest-based carbon offsetting project all the credits are procured and registered for sale once the project have been verified.

Sale of Offsets

Once the carbon offsets have been verified we will have the ability to sell verified carbon offsets associated with the project either directly through our website or with resellers in the industry, or directly to corporations that may wish to purchase carbon credits to offset their emissions. Currently, we do not have sufficient funds to carry out our PDD program and will need to raise additional capital from a public offering, a private placement or loans.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and is not required to provide this information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial information required by this Item is attached hereto below beginning on page F-1.

GREENWOOD GOLD RESOURCES INC.
(An Exploration Stage Company)

REPORT AND FINANCIAL STATEMENTS

December 31, 2011
(Stated in US Dollars)

Page

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets	F2

Statements of (Loss) Income	F-3

Statement of Changes in Stockholders’ Equity	F-4

Statements of Cash Flows	F-5

Notes to Financial Statements	F-6 to F-12

Drake & Klein CPAs
A PCAOB Registered Accounting Firm
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Greenwood Gold Resources, Inc.

We have audited the accompanying balance sheets of Greenwood Gold Resources, Inc. as of December 31, 2011 and 2010, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for the years then ended and the period from inception (March 26, 2008 through December 31, 2011 The management of Greenwood Gold Resources Inc. is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenwood Gold Resources as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years then ended and the period from inception (March 26, 2008 through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Drake & Klein CPAs

Drake & Klein CPAs
April 16, 2012

PO Box 2493 2451	McMullen Booth Rd.
Dunedin, FL 34697-2493	Suite 210
727-512-2743	Clearwater, FL 33759-1362

GREENWOOD GOLD RESOURCES INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Stated in US Dollars)

	December 31, 2011	December 31, 2010
ASSETS

Current
Cash	$-		$-
Prepaid Expenses	300		-
Total Current Assets	300		-

Total Assets	$300		$-

LIABILITIES

Current
Bank overdrawn	$15	$
Accounts payable and accrued liabilities	103,036		10,005
Accounts payable - related parties	142,148		5,000
Advances payable	30,821		38,065
Short term loan	159,385		-
Total Current Liabilities	435,405		53,070
STOCKHOLDERS’ DEFICIT
Capital stock –
Authorized:
$0.001 par value, 400,000,000 common shares authorized;
424,500 and 273,110 common shares issued and outstanding at December 31, 2011 and December 31, 2010	424		273
Additional Paid-in Capital	726,149		42,802
Accumulated deficit during the exploration stage	(1,161,678)		(96,145)
Total Stockholders’ Equity (Deficit)	(435,105)		(53,070)
Total Liabilities and Stockholders’ Equity (Deficit)	$300		$-

The accompanying notes are an integral part of these financial statements

GREENWOOD GOLD RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
For the fiscal year ended December 31, 2011 and 2010
and for period from inception to December 31, 2011
(Stated in US Dollars)

	Fiscal Year Ended December 31,		Cumulative results From Mar 26, 2008 (date of inception) to December 31,
	2011	2010	2011

Revenue	$-	$-	$-

Operating Expenses
Professional fees	272,008	28,818	334,168
Mineral property costs	5,417	3,250	14,034
Salaries and benefits	120,000	5,500	125,500
General and administrative expenses	52,153	11,462	72,021
Total operating expenses	449,578	49,030	545,723
Loss from operations	(449,578)	(49,030)	(545,723)

Other Incomes and Expenses
Loss on mineral property	(614,498)	-	(614,498)
Interest expense	(1,457)	-	(1,457)

Net Loss	$(1,065,533)	$(49,030)	$(1,161,678)

Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average number of shares outstanding	358,858	253,867

The accompanying notes are an integral part of these financial statements

GREENWOOD GOLD RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
For the fiscal year ended December 31, 2011 and 2010
and for period from inception to December 31, 2011
(Stated in US Dollars)

	Fiscal Year Ended December 31,		Cumulative results From Mar 26, 2008 (date of inception) to December 31,
	2011	2010	2011
Cash flows from operating activities
Net loss	$(1,065,533)	$(49,030)	$(1,161,678)
Adjustments to reconcile non-cash items to cash used by operations:
Common stock issued for services	-	500	500
Common stock issued from assignment of accounts payable – related party	9,000	-	9,000
Loss on mineral property	614,498	-	614,498
Adjustments to reconcile net loss to cash used by operations:
Accounts payable and accrued liabilities	93,031	10,005	103,036
Accounts payable – related parties	137,148	5,000	142,148
Prepaid expenses	(300)	640	(300)
Net cash provided by (used) in operating activities	(212,156)	(32,885)	(292,796)

Cash flows from Financing Activities
Proceeds from issuance of common stock	-	-	42,575
Proceeds from short term loan	159,385	-	159,385
Proceeds from advances payable – related party	52,756	25,565	90,821
Net cash provided by financing activities	212,141	25,565	292,781

Increase (decrease) in cash during the period	(15)	(7,320)	(15)
Cash, beginning of period	-	7,320	-
Cash, end of period	$(15)	$-	$(15)

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash transactions:
Loss on mineral properties	$614,498	$-	$614,498
Common stock issued from assignment of accounts payable – related party	9,000	-	9,000
Common stock issued in settlement of advances payable – related party	60,000	-	60,000
	$683,498	$-	$683,498

The accompanying notes are an integral part of these financial statements

GREENWOOD GOLD RESOURCES, INC.
(An Exploration Stage Company)
Statement of Changes in Stockholders’ Deficit
For the period from Inception (March 26, 2008) To December 31, 2011

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares issued	Par Value	Capital	Deficit	Equity (Deficit)
Balance March 26, 2008 (Date of Inception)	-	$-	$-	$-	$-
Shares issued for cash on April 1, 2008 at $0.001 per share	3,000,000	3,000	-		3,000
Shares issued for cash on April 29, 2008 at $0.005 per share	3,250,000	3,250	13,000		16,250
Shares issued for cash on May 29, 2008 at $0.30 per share	77,750	78	23,247		23,325
Net loss				(30,756)	(30,756)
Balance, December 31, 2008	6,327,750	6,328	36,247	(30,756)	11,819
Effect of 20:1 Stock Dividend Declared February 20, 2011
Cancellation of old common stock	(6,327,750)	(6,328)			(6,328)
Issuance of new common stock	126,555,000	126,555	(120,227)		6,328
Effect of 1:500 reverse split declared March 23, 2012
Cancellation of old common stock	(126,555,000)	(126,555)	126,555		-
Issuance of new common stock	253,110	253	(253)		-
Balance, December 31, 2008, restated	253,110	253	42,322	(30,756)	11,819
Net loss				(16,359)	(16,359)
Balance, December 31, 2009	253,110	253	42,322	(47,115)	(4,540)
Shares issued for services	20,000	20	480		500
Net loss				(49,030)	(49,030)
Balance, December 31, 2010	273,110	273	42,802	(96,145)	(53,070)
Shares issued to settle accounts payable	18,000	18	8,982		9,000
Shares issued to settle advances from related party	120,000	120	59,880		60,000
Shares issued per option agreement	12,290	12	614,486		614,498
Shares issued as result of round-up on reverse split	1,100	1	(1)		-
Net loss				(1,065,533)	(1,065,533)
Balance, December 31, 2011	424,500	$424	$726,149	$(1,161,678)	$(435,105)

The accompanying notes are an integral part of these consolidated financial statements

GREENWOOD GOLD RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE AUDITED FINANCIAL STATEMENTS
For the period from Inception (March 26, 2008) To December 31, 2011

Note 1 – Organization and summary of significant accounting policies

Organization and nature of business

Greenwood Gold Resources, Inc. (“the Company”) was incorporated in the State of Nevada on March 25, 2008. The Company is an Exploration Stage Company, as defined by ASC 915-10 “Accounting and Reporting by Development Stage Enterprises”. Subsequent to the fiscal year ended December 31, 2011 through various agreements described below under Note 8 – Subsequent Events, the Company revised its  business plan, which formerly had been  to acquire, explore and develop mineral properties, to focus on the area of carbon offsets marketing. As part of this new direction we initially intend to sell carbon offsets through our website to voluntary markets where no verification is required. Once we are able to complete the verification process, we will sell verified carbon offsets through other markets. We intend to market and sell Verified Emission Reduction (VER) and Reduced Emissions from Deforestation and Degradation (REDD) carbon offsets through global restoration projects. The offsets will be validated and verified for sale to companies, foundations, and other entities that, for branding, policy and corporate social responsibility reasons, wish to offset their carbon footprints to support climate change mitigation efforts. Our focus is on reforestation, working with entities that strive to provide benefits to indigenous people in the local areas of our project scope.

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

On February 6, 2012, the Board of Directors of the Company and the controlling shareholder of the Company approved the reverse split of the issued and outstanding shares of the Company on the basis of 1 share for every 500 shares then issued and outstanding. The record date for the reverse split was set at February 20, 2012.

On March 19, 2012, the Company incorporated Bluforest Canada Ltd. as a wholly owned subsidiary of the Company.   Currently, the majority of the operations are planned to be undertaken by Bluforest Canada Ltd.
On March 22, 2012, FINRA advised the Company that they have finalized their review and that the Effective Date for the reverse split is March 23, 2012.

At the time of the reverse split the issued and outstanding shares were 211,699,975. After giving effect to the reverse split the issued and outstanding shares will be 424,500 including the effect of the roundup of shares on the transaction.

This reverse split has been retroactively applied to the common stock balances at December 31, 2010, and reflected in all common stock activity reflected in these financial statements since that time.

GREENWOOD GOLD RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE AUDITED FINANCIAL STATEMENTS
For the period from Inception (March 26, 2008) To December 31, 2011

Note 2 - Going concern

We have negative working capital, and have incurred losses since inception, and have not yet generated revenues.  As we are in the exploration stage with our recently acquired mineral claims, we do not expect to generate revenues for some period of time, if ever.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Note 3 – Summary of Significant Accounting Polices

Fiscal Year End

The Company’s fiscal year end is December 31.

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

Exploration Stage

The Company is in the exploration stage and has had no revenue. A development stage company is one in which all efforts are devoted substantially to establishing a new business and even if planned principle operations have commenced, revenues are insignificant.

Mineral Properties

The Company has been in the exploration stage since its inception on March 25, 2008 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in ASC 350-30, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under ASC 360-10, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter

GREENWOOD GOLD RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE AUDITED FINANCIAL STATEMENTS
For the period from Inception (March 26, 2008) To December 31, 2011

Note 3 – Summary of Significant Accounting Polices - continued

Mineral Properties – cont’d

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

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

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

Reclassification

For the fiscal year ended December 31, 2011, certain items in 2010 and cumulative from inception were reclassified to conform to the 2011 presentation.

Recent Accounting Pronouncements

There have been no significant developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on our financial statements.

GREENWOOD GOLD RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE AUDITED FINANCIAL STATEMENTS
For the period from Inception (March 26, 2008) To December 31, 2011

Note 4 – Mineral properties

(1) Candorado Agreement:

On February 17, 2011, the Company and Candorado Operating Company Ltd. (“Candorado”) entered into an Option Agreement (the “Agreement”) whereby the Company has optioned the rights to earn up to a 100% interest in and to certain mining claims knows as Summer located in British Columbia, Canada (the “Property”).

On February 22, 2011, the Company directed its transfer agent to issue a total of 12,290 restricted shares of the common stock of the Company (post reverse- split), which represents a total of 4.5% of the total issued and outstanding shares of the Company at the time of issue as required under the Agreement. The fair value of the shares on issue date totaling $614,498 was recorded and reflected on the balance sheets as other assets – Deposit on mineral property.

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

(2) Other Agreement

On October 27, 2011, the Company (the “Optionee”) entered into a option agreement with an unrelated third party (the “Optionor”) to acquire a 100% interest, subject only to a 2% royalty, in and to certain mining claims in the Province of Quebec, Canada.  Under the terms of the option agreement, the option may be exercised by:

(a)   The following cash and stock payments:

(i)           $10,000 and the issuance of 10,000 (post reverse-split) shares of  restricted common stock, of the Optionee within 30 days of the date of the Agreement;

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

GREENWOOD GOLD RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE AUDITED FINANCIAL STATEMENTS
For the period from Inception (March 26, 2008) To December 31, 2011

Note 4 – Mineral properties – Cont’d

(2) Other Agreement – cont’d

During the fiscal year ended December 31, 2011, the $10,000 was not paid by the Company and 10,000 post reverse-split shares required to be issued pursuant to the option agreement have not yet been issued.

Subsequently after the fiscal year ended December 31, 2011, the Company paid $5,000 in cash and determined to let its other payment commitments lapse as a result of an acquisition of a new project which will be the Company’s sole operating focus.

Note 5 – Short-term Loan

On May 31, 2011, the Company received funds in the amount of $150,000 pursuant to verbal private placement agreements.  The Company issued 60,000 shares (post reverse-split) pursuant to those verbal agreements during June, 2011; however, as no subscription agreements have yet been received, the Company has returned those shares to the transfer agent for cancellation. On November 22, 2011, the investor decided to transfer the amount of $150,000 as short-term loan. On October 7, 2011, the Company further received funds from the same lender in the amount of $9,385.  As at December 31, 2011, the Company owed $159,385 (Nil - 2010) of short term loans to non-related parties. The amounts owing are unsecured, bear interest at 8% per annum, and are due on demand.

During the period ended December 31, 2011, the Company recorded an interest expense of $1,457 (Nil - 2010) in respect of the aforementioned loans, which amount is reflected on the balance sheets as accounts payable and accrued liabilities.

Note 6 – Common stock

On February 22, 2011, the Company directed its transfer agent to issue a total of 12,290 restricted shares of the common stock of the Company pursuant to an option agreement between the Company and Candorado, which represented a total of 4.5% of the total issued and outstanding shares of the Company at the time of the issuance, as required under the agreement. (See Note 3 – Mineral properties).

On May 31, 2011, the Company received funds in the amount of $150,000 pursuant to verbal private placement agreements.  The Company issued 60,000 shares pursuant to those verbal agreements during June, 2011, however, as no subscription agreements have yet been received, the Company has returned those shares to the transfer agent for cancellation and the $150,000 is reflected on the balance sheet of the Company as short term loan. (See note 5)

On June 2, 2011, the Company issued a total of 120,000 shares in settlement of a portion of the loan outstanding to Mr. Jovanovic, the controlling shareholder of the Company and its sole officer and director.  The shares were issued pursuant to a prior debt settlement agreement entered into with Mr. Jovanovic to settle the debt at his election. Due to the fact that Mr. Jovanovic is the controlling shareholder of the Company, and the Company’s sole officer and director, the shares are valued on these financial statements at par value, prior to the reverse-split..

During the month of June, 2011, the Company issued 20,000 shares pursuant to a verbal agreement to enter into an investor relations contract with an investor relations firm.  The contract has not yet been executed and subsequent to June 30, 2011, the shares were returned to the transfer agent for cancellation.

On September 13 2011, Branislav Jovanovic, the Company’s controlling shareholder and an officer and director of the Company assigned $9,000 of his outstanding accounts payable to a third party, which amount was concurrently settled by way of the issuance of 18,000 shares of common stock of the Company at par value, pursuant to a prior debt settlement agreement entered into with Mr. Jovanovic to settle the debt at his election. Due to the fact that Mr. Jovanovic was the controlling shareholder of the Company at the time of the transaction and the Company’s sole officer and director, the shares were valued at par value, prior to the reverse-split.

GREENWOOD GOLD RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE AUDITED FINANCIAL STATEMENTS
For the period from Inception (March 26, 2008) To December 31, 2011

Note 7 – Related party transactions

During the fiscal year ended December 31, 2011, Mr. Jovanovic, our President and controlling stockholder, charged the Company $120,000 for management services pursuant to an employment agreement ($5,000 - 2010) and expensed $28,256 of which the Company paid a total of $2,107 and assigned a total of $9,000 to a third party, leaving an accounts payable balance due and payable of $142,148 as at December 31, 2011.

During the fiscal ended December 31, 2011, Mr. Jovanovic, our President and controlling stockholder advanced $55,084 to the Company ($7,244 - 2010) of which a total of $2,328 was repaid in cash and the balance amount of $60,000 was settled by way of the issuance of 120,000 shares of the Company’s common stock (post reverse-split) at par value.

Note 8 – Subsequent events

On February 14th, 2012, the Company entered into an acquisition agreement with Oceanview Real Estate Company Ltd. (“ORE”), a private company organized under the laws of Canada.  Pursuant to the terms of the agreement, the Company was to acquire all of ORE’s right, title and interest in and to real property located in Ecuador, known as the Hacienda Juval, consisting of approximately 80,197 hectares. Pursuant to Section 2.1(f) of the ORE Acquisition Agreement, ORE represented and warranted that it had marketable title to the Property and pursuant to Section 4.2, at closing, ORE was to deliver to the Company such documents as may be required to transfer the Property to the Company and any related contracts or agreements in regard to the Property. ORE did not deliver such documents to the Company and, therefore, the Company agreed with ORE to rescind the ORE Acquisition Agreement.
On March 16, 2012,  the Company entered into an acquisition agreement (the “Agreement”)  between the Company and Global Environmental Investment Ltd. a private company organized under the laws of Belize (“GEIL”) to acquire the voting rights to Fundacion Nelson Velasco Aquirre (“NVA”).   NVA is a foundation established pursuant to the laws of Ecuador which holds title to the property known as Hacienda Juval, consisting of approximately 105,000 hectares.  As consideration for the acquisition, the Company issued a total of 75,000,000 shares of its common stock to GEIL on April 3, 2012, thus effecting a change in control of the Company. With specific authority granted to us under the terms of the Agreement, we intend to generate revenue through the sale of carbon offsets, available to us as a result of the acquisition of the voting rights to Hacienda Juval property noted above.  The Hacienda Juval or “El Juval” is located in the province of Monora Santiago on the border between this province and the provinces of Azuay, Canar and Chimborazo.  El Juval is located in the center of the Andean region of Ecuador, therefore the area of El Juval corresponds to the higher sections of the Cordillera Oriental (Eastern side of the Andes).  Approximately 90% of the area of El Juval belongs to the territory of Sangay National Park.  El Juval has significant importance as one of the few remains of forests in this area.  It constitutes the main remnant of Sangay National Park, which has been seriously affected by anthropogenic activities. Under license and use of this acreage we intent to sell carbon offsets, generating revenues through three separate methods:

1.	Afforestation. Establishing forests on bare or cultivated land that has not been forested in recent history.

2.	Reforestation. Re-growing forests in areas formerly forested that have been harvested.

3.
Reducing emissions from Deforestation and Degradation.. Deforestation refers to direct human-induced, long-term conversion of forests to non-forest land. Degradation refers to gradual, direct human-induced loss of forest carbon stocks.

Through these three methods we intend to generate carbon offsets which represent the carbon consumption capability of the planted and/or protected trees. The carbon offsets will be validated and verified to international standards for sale to various entities.  We are currently looking to form additional partnerships with other private landowners and municipalities in order to obtain the rights to exclusively market the carbon offsets generated on their property. We intend to do this by bearing all the initial costs of the carbon offset verification and marketing. With private land owners we intend to create partnerships where profit sharing arrangements can be made.

As at the date of this report, the Company has not yet been able to determine the value of the acquisition nor the potential future cash flows to be generated from the implementation of our business plan.  We are awaiting provision of certain underlying agreements, financial data and other documentation which will allow the Company to determine the fair market value of the transaction for financial accounting purposes.

On February 15, 2012, the Company received the resignation of Branislav Jovanovic as its sole officer and director and appointed of Charles Miller as the President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and a member of the Board of Directors. Concurrently the Company agreed to cause the debt in the approximate amount of $152,000 due and owing to Branislav Jovanovic, as at January 31, 2012, to be settled in full within 90 days of his resignation.

Further, the Company entered into a three year consultant agreement (the “Mainland Consultant Agreement”) with Mainland Investment Ltd. (“Mainland”), whereby Mainland will provide to the Company financial, advisory, marketing and investor relations services and the Company shall pay to Mainland an annual compensation of $1,000,000 and grant 1,000,000 stock options exercisable at $1.00 per share.

The Company further agreed on February 14, 2012 to the settlement of debt in the approximate amount of $60,000 due and owing to an arm’s length third party (the “Creditor” ) as at September 30, 2011,  to be settled by issuance to the Creditor and/or his designee an aggregate of 25,000,000 shares of common stock.

On April 2, 2012, Charles Miller resigned as President, Secretary, Treasurer and Chief Financial Officer of the Company. Mr. Miller will remain as Chief Executive Officer and a director of the Company.

On April 2, 2012, the Board of Directors appointed James Donihee President and Director; John Shimell, Treasurer, Chief Financial Officer and Director and Amanda Miller, Secretary.   In addition Ms. Miller has been granted control of NVA (discussed above) pursuant to a voting trust agreement granting the rights to vote to Ms. Miller effective X, 2012.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not currently and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2011, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that required information to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that required information to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2011:

•
We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our financial statements.  To date we have not established an audit committee.

•
Dual Signatures of Checks - The Company’s check signing authority lies with the Company’s President in Canada and the CEO in the US. Management feels that the lack of dual signatures on checks can increase the likelihood of misappropriation of assets given the fact that the person who prepares the checks is the same person required to sign all checks.

•
Insufficient documentation of financial statement preparation and review procedures - We employ policies and procedures in reconciliation of the financial statements and the financial information based on which the financial statements are prepared, however, the controls and policies we employ are not sufficiently documented.

•
Inadequate staffing and supervision within our bookkeeping operations. We have one consultant involved in bookkeeping functions, who provides two staff members. The relatively small number of people who are responsible for bookkeeping functions and the fact that they are from the same firm of consultants prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. This may result in a failure to detect errors in spreadsheets, calculations or assumptions used to compile the financial statements and related disclosures as filed with the SEC.

•
Outsourcing of our accounting operations. Because there were no employees in our administration, we have outsourced all of our accounting functions to an independent firm. The employees of this firm are managed by supervisors within the firm and are not answerable to our management. This is a material weakness because it could result in a disjunction between the accounting policies adopted by our Board of Directors and the accounting practices applied by the independent firm.

•	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

•	Ineffective controls over period end financial disclosure and reporting processes.

Management's Remediation Initiatives

As of December 31, 2011, management assessed the effectiveness of our internal control over financial reporting. Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting. However, management believes these weaknesses did not have an effect on our financial results. During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff. We will implement further controls as circumstances, cash flow, and working capital permits. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended December 31, 2011, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and intrinsic to our small size. Management also believes that these weaknesses did not have an effect on our financial results.

We are committed to improving our financial organization. As part of this commitment, we will, as soon as funds are available to the Company (1) appoint outside directors to our board of directors sufficient to form an audit committee and who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; (2) create a position to segregate duties consistent with control objectives and to increase our personnel resources. We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary, and as funds allow.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  We are not required to provide an attestation report by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission.

ITEM 9B.  OTHER INFORMATION

Juval Acquisition

Subsequent to the period covered by this Annual Report, on March 15, 2012, ORE was placed into default because it was not able to deliver title on the property as set forth in the Acquisition Agreement.

On March 30, 2012, we entered into a Purchase of Acquisition Agreement. In accordance with the terms and provisions of the Purchase of Acquisition Agreement, we acquired all of GEIL’s right, title and interest in and to real property located in Ecuador, known as the Hacienda Juval, consisting of approximately 105,000 hectares (the “Property”).

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

Name	Age	Position	Date of Appointment
Charles Miller	47	Director, Chief Executive Officer	February 15th, 2012
James Donihee	56	Director, President	April 2, 2012
John Shimell	70	Director, Chief Financial Officer and Treasurer	April 2, 2012
Amanda Miller	30	Secretary	April 2, 2012

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

Charles Miller, Chief Executive Officer and Director. Mr. Miller was appointed sole officer and director on February 15, 2012.  He resigned as our President, Secretary, Treasurer on April 2, 2012 to allow for the appointments of additional officers as detailed herein.   He remains a director and our Chief Executive Officer.

During the prior thirty years, Mr. Miller has been involved in real estate development and in the oil and gas industry. Mr. Miller has been a project development specialist leading multiple large scale developments from the concept and design stages to their completions in both the tourism and oilfield industries.

Mr. Miller focused his practice in real estate development in Central and South America. He also began his professional career in 1979 in the world renowned Canadian oilfield industry where he worked as an engineer, drilling consultant and bending engineer. Mr. Miller has also held consulting positions within the Veilleux Management and Pinnacle Hotel Consulting firms which, in turn, held management contracts with Deloitte and Touch. The aforementioned companies specialized in hotel turn arounds, which allowed for the successful sales of multiple properties. Mr. Miller’s work in consulting gave him the knowledge and ability to understand the hotelier business, which then enabled him to operate his own hotels. Mr. Miller subsequently proceeded to step out on his own in 1989 through investing in the international tourism industry. This new endeavor made it possible for Mr. Miller to gain extensive contacts in the United States of America and within Europe; and gave him an insight into the workings of international finance and business development. As a result of his prior experience, Mr. Miller has created a large financial base affording him the possibilities to participate in and develop projects around the world.

Mr Miller is currently involved in building the famous Poseidon Building in Manta Ecuador www.oceanview-real-estate.com. Mr. Miller is also the chief executive officer and president of the development company, Oceanview Real Estate Company Inc , and general manager of Oceanview Real Estate Company S.A, which is an operating company in Ecuador accountable for strategic alliances with industry, finance, and government leaders. Mr. Miller is also currently a director and chief executive officer of Wapiti Waste Management and Advanced Flush Systems.

Mr. Miller is not currently an officer or director of any other reporting issuers.

James Donihee, President and Director. Mr. Donihee was appointed to the Board of Directors and as our President on April 2, 2012. He is also the sole officer and director of our wholly-owned subsidiary, Bluforest Canada Ltd.

From September 2010 to Present, Mr. Donihee was the President and owner of High Flight Executive Consulting Inc., a company providing consulting services for the development and succession of future leaders. He consults on raising the effectiveness of CEOs, Executive Teams, and C Suite Executives, consulting with Board of Directors on Operations, Governance and Human Resources practices and the development of strategic plans to position corporations for success during high growth periods.

Form September 2007 to September 2010, Mr. Donihee was Vice President and Chief of Staff for Pengrowth Corporation where he reported to the President and CEO as an Executive Leadership Team member accountable for all support services including HR, IT, Legal, and Corporate Affairs, as well as being responsible for organization effectiveness, organizational culture and organizational performance management.

From November 2003 to September 2007 he was the Chief Operating Officer of Canada’s National Energy Board (NEB).  The NEB is Canada’s National regulatory authority which was established in 1959 to regulate pipelines, energy development, and trade in the Canadian public interest.

Mr. Donihee is a graduate of the Institute of Corporate Governance – Directors Education Program and has been decorated by the Governor General of Canada for Outstanding Leadership and Service to Canada which was recognized through his being awarded the Order of Military Merit.

Mr. Donihee is not currently an officer or director of any other reporting issuers.

John Shimell, Treasurer, Chief Financial Officer and Director. Mr. Shimell was appointed, Treasurer, Chief Financial Officer and Director on April 2, 2012. Mr.Shimell has a vast experience of domestic and worldwide real estate and business funding, including introductions for project funding through International Banking Instutions., as well as being the only person invited by the Institute Of Foreigners, Spain, to place and advise clients of the Institute in relations to personal finance. He has held the position of President of Multisolution Services Spain, for 8 years. Multisolution Services Spain, is a company that arranges mortgages for the domestic market, sells real estate, has a legal advisory service, and arranges accounting and taxation for clients through an official tax consultant.

Prior to joining Multisolution Services Spain, he was the Financial adviser to Costa Ferrol Developments, and still holds the position of financial advisor to this company. He is also the contracted introducer for clients to BancoSabadell which can arrange personal loans/ mortgages/ business finance

Mr. Shimell is not currently an officer or director of any other reporting issuers.

Amanda Miller, Secretary. Ms. Miller was appointed as our Secretary on April 2, 2012. She will also take the position of in-house legal counsel. Ms. Miller is currently a practicing barrister and solicitor with the Firm of Rath and Company, in the Province of Alberta, having joined that firm in November, 2010. She completed her Bachelor of Arts – First Nations Studies at the University of British Columbia in 2006 and her Juris Doctor of Law degree at the University of British Columbia in 2011.

She is a member of the Canadian Bar Association and the Indigenous Bar Association and has been since 2006.

Ms. Miller is not currently an officer or director of any other reporting issuers.

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

•
were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;were found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Ms. Miller, our Secretary, is the daughter of Mr. Miller, our Chief Executive Officer and Director.  There are no other family relationships currently between our officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, officers and persons who beneficially owned more than ten percent of the Company’s common stock to file reports of ownership and changes in ownership of common stock.

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year, the following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name	Reporting Person	Form 3/#of transactions	Form 4/# of transactions	Form 5/# of transactions
Branislav Jovanovic	President, Secretary, Treasurer and Director (resigned)	Late/1	Late/1	N/A

Audit Committee and Audit Committee Financial Expert

There is no separately-designated standing audit committee as our Board of Directors acts as our audit committee.  The Board of Directors does not have an independent “financial expert” because it does not believe the scope of our activities to date has justified the expenses involved in obtaining such a financial expert.  In addition, our common stock is not listed on a national exchange and we are not subject to the special corporate governance requirements of any such exchange.

Nominating Committee

We do not currently have a standing nominating committee and our Board of Directors performs the functions that would customarily be performed by a nominating committee. The Board of Directors does not believe a separate nominating committee is required at this time due to the size and scope of our business operations and our limited resources.

Our stockholders may recommend candidates for nomination as directors.  Any such recommendations should include the nominee’s name, home and business addresses and other contact information, detailed biographical data, and qualifications for board membership, along with information regarding any relationships between the candidate and us within the last three fiscal years.  Any such recommendations should be sent to: Greenwood Gold Resources, Inc., 4960 S. Gilbert Road, Suite 1-111, Chandler, Arizona 85249. There have been no recommended nominees from our stockholders. We pay no fees to third parties for evaluating or identifying potential nominees.

Code of Ethics

We have adopted a code of business conduct and ethics for directors, officers and employees.  A copy of our Code of Ethics was filed as Exhibit 14.1 to Form 10-K for the year ended December 31, 2008 on EDGAR on March 31, 2009. Upon written request to our Secretary, a copy will be provided to any stockholder. We are currently revising our Code of Ethics as the new management is recently appointed and we have a new business direction. We expect to have our new Code of Ethics adopted prior to the end of the second quarter on June 30, 2012 and will file such documents with both the Securities and Exchange Commission and post on our website.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers of December 31, 2011 and December 31, 2010 for all services rendered in all capacities to us during the last completed fiscal year:

Name and Principal Position	Fiscal Year ended Dec 31,	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Branislav Jovanovic, CEO, CFO and President (resigned)	2011	120,000	-0-	-0-		-0-	-0-	-0-	-0-	120,000

Branislav Jovanovic CEO, CFO and President (resigned)	2010	5,000	-0-	500	(1)	-0-	-0-	-0-	-0-	5,500

Gary Alexander CEO, CFO, President (resigned)	2010	-0-	-0-	-0-		-0-	-0-	-0-	-0-	-0-
____________
(1)	In December 2010, Branislav Jovanovic, our president and sole director, was issued 10,000,000 shares as executive compensation valued at $500, inclusive of compensation of his role as director.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

None

COMPENSATION OF DIRECTORS

There was no compensation provided to directors by way of cash or other cash compensation for services rendered as a director during the year ended December 31, 2011, with the exception of the amounts noted above under Summary Compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information, as of April 12, 2012, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Common Stock	Global Environmental Investments Ltd. Cor 12 Baymen Ave and Calle Al Mar Belize City, Belize	75,000,000 shares held beneficially by Michael McCarthy	74.68%
__________
(1)
Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities.   All shares of common stock subject to options or warrants exercisable within 60 days of April 12, 2012 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.  Subject to the paragraph above, the percentage ownership of outstanding shares is based on 100,424,500 shares of common stock outstanding as of April 12, 2012.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth information, as of April 12, 2012, with respect to the beneficial ownership of our common stock by each of our officers and directors, and by the officers and directors as a group. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Common Stock	Charles Miller	-0-	0%
Common Stock	James Donihee	-0-	0%
Common Stock	John Shimell	-0-	0%
Common Stock	Amanda Miller	-0-	0%
	All Officers and Directors as a Group	-0-	0%
________
(1)
Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities.   All shares of common stock subject to options or warrants exercisable within 60 days of April 5, 2012 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.  Subject to the paragraph above, the percentage ownership of outstanding shares is based on 100,424,500 shares of common stock outstanding as of April 12, 2012.

CHANGES IN CONTROL

Effective April 3, 2012 GEIL was issued 75,000,000 shares of common stock for the acquisition of the Hacienda Juval Property in Ecuador. The issuance of the shares of common stock constituted 99.4% of the total issued and outstanding shares at the time of issuance and effected a change in control.

There are no additional present arrangements or pledges of our securities which may result in a change in control. However, there are no provisions in our Articles of Incorporation or Bylaws that would delay, defer or prevent a change in control.

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

PROMOTERS AND CERTAIN CONTROL PERSONS

None.

PARENTS

There are no parents of our Company.

DIRECTOR INDEPENDENCE

We have not yet developed any categorical standards for determining the materiality of relationships that the Directors may have with us. Our existing director and Chairman of the Board of Directors is not independent.

We had expected to develop categorical standards for determining independence and the materiality of relationships that directors may have with us and still maintain independence during fiscal 2011, however due to a lack of funding and the fact the that we had a sole director and officer this did not occur. As we develop our business plan under the new business recently acquired, and with the appointment of additional board members, we hope to develop independence standards during fiscal 2012.  We will either include independence standards in our next proxy statement, if developed at that time and will post such information on its website.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Drake & Klein, CPAs; the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2011	$
2010		$8,000.00

AUDIT RELATED FEES

The aggregate fees billed in each of the last two fiscal years for assurance and related services by Drake & Klein, CPAS, the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2011	$0.00
2010	$0.00

TAX FEES

The aggregate fees billed in each of the last two fiscal years for professional services rendered by Koplas & Company, CPA, PA; the principal accountant for tax compliance, tax advice, and tax planning was:

2011	$
2010		$500.00

ALL OTHER FEES

The aggregate fees billed in each of the last two fiscal years for the products and services provided by Drake & Klein, CPAs, the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2011	$0.00
2010	$0.00

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

Exhibits

The following exhibits are filed as part of this Annual Report:

10.2	Purchase of Acquisition Agreement dated March 30, 2012 between Greenwood Gold Resources Inc. and Global Environmental Investments Limited.

10.3

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation	S-1	July 18, 2008	3.1
3.1(1)	Certificate of Change to Articles of Incorporation filed with the Nevada Secretary of State	8-K	February 17, 2011	3.1
3.2	Bylaws	S-1	July 18, 2008	3.2
4.1	Specimen stock certificate	S-1	July 18, 2008	4.1
10.1	Option Agreement between the Company and Candorado	8-K	February 22, 2011	10.1
10.2	Option Agreement between the Company and Robert Rosenblat dated October 27, 2011				X
10.3	Acquisition Agreement between the Company and Ocean View Real Estate Company Ltd.	8-K	February 22, 2012	10.1
10.4	Purchase of Acquisition Agreement dated March 30, 2012 between the Company and Global Environmental Investments Ltd.	8-K	April 11, 2011	10.1
14.1	Code of Ethics	10-K	March 31, 2009	14.1
99.9	Appraisal dated January 1, 2012 regarding the Property prepared by Msc. Paul Tufino M, Coporacion SIMBIOE	8-k	April 11, 2012	10.2
31.1	Section 302 Certification - Principal Executive Officer				X
31.2	Section 302 Certification - Principal Financial Officer				X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENWOOD GOLD RESOURCES, INC.

Date:	April 12, 2012	By:	/s/ Charles Miller
		Name:	Charles Miller
		Title:	Chief Executive Officer (Principal Executive Officer) Principal Financial Officer, Principal Accounting Officer

Date:	April 12, 2012	By:	/s/ John Shimell
		Name:	John Shimell
		Title:	Principal Financial Officer, Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

Date:	April 12, 2012	By:	/s/ Charles Miller
		Name:	Charles Miller
		Title:	President, Chief Executive Officer (Principal Executive Officer) Principal Financial Officer, Principal Accounting Officer, and Director

Date:	April 12, 2012	By:	/s/ John Shimell
		Name:	John Shimell
		Title:	Treasurer, Principal Financial Officer, Principal Accounting Officer and Director

Date:	April 12, 2012	By:	/s/ James Donihee
		Name:	James Donihee
		Title:	President and Director