Form 10-Q
period 2012-03-31
Greenwood Gold Resources, Inc.
filed 2012-05-21
CIK 1440172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

100,424,500 common shares outstanding as of May 18, 2012
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

GREENWOOD GOLD RESOURCES, INC.

PART I

ITEM 1.                                FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended March 31, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Page
Unaudited Consolidated Financial Statements

Unaudited Consolidated Balance Sheets	5

Unaudited Consolidated Statements of Operations	6

Unaudited Consolidated Statements of Cash Flows	7

Notes to Unaudited Consolidated Financial Statements	8 to 19

GREENWOOD GOLD RESOURCES INC.
(A Development Stage Company)
(Formerly An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	March 31, 2012 (unaudited)	December 31, 2011 (audited)
ASSETS
Current
Cash	$242,302	$-
Other receivable	501	-
Prepaid Expenses	300	300
Total Current Assets	243,103	300

Equipment	2,319	-
Identified Intangible Assets (Note 5)	525,000,000	-

Total Assets	$525,245,422	$300

LIABILITIES
Current
Bank indebtedness	$-	$15
Accounts payable and accrued liabilities	141,772	103,036
Accounts payable - related parties	40,774	142,148
Advances payable	-	30,821
Advances payable – related parties	250,725	-
Short term loan	-	159,385
Discontinued operations	384,588	-
Total Current Liabilities	817,859	435,405

STOCKHOLDERS’ DEFICIT
Capital stock –
Authorized:
$0.001 par value, 400,000,000 common shares authorized;
424,500 common shares issued and outstanding at March 31, 2012 and December 31, 2011	424	424
Additional Paid-in Capital	800,634,052	726,149
Stock payable (Note 8)	100,000	-
Other comprehensive income (loss)	(50)	-
Accumulated deficit during the exploration stage	(1,179,632)	(1,161,678)
Accumulated deficit during the development stage	(275,127,231)	-
Total Stockholders’ Equity (Deficit)	524,427,563	(435,105)
Total Liabilities and Stockholders’ Equity (Deficit)	$525,245,422	$300

The accompanying notes are an integral part of these consolidated financial statements

GREENWOOD GOLD RESOURCES, INC.
(A Development Stage Company)
(Formerly An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
For the three month period ended March 31, 2012 and 2011
and for period from inception to March 31, 2012
(Stated in US Dollars)

			Cumulative results
	Three Months Ended		From March 26, 2008
	March 31,		(date of inception) to
	2012	2011	March 31, 2012

Revenue	$-	$-	$-

Operating Expenses
Impairment of identified intangible asset	75,000,000	-	75,000,000
Professional fees	2,460	-	2,460
Consulting fees	136,354	-	136,354
General and administrative expenses	45,262	-	45,262
Loss from continuing operations	(75,184,076)	-	(75,184,076)

Other income (expense)
Loss on shares issued to settle debt	(199,940,000)	-	(199,940,000)
Interest expense	(3,155)	-	(3,155)
Loss before discontinued operations	(275,127,231)	-	(275,127,231)
Loss from discontinued operations	(17,954)	(210,252)	(1,179,632)

Net Loss	$(275,145,185)	$(210,252)	$(276,306,863)

Comprehensive loss
Net loss	$(275,145,185)	$(210,252)	$(276,306,863)
Other comprehensive loss	(50)	-	(50)
Comprehensive loss	$(275,145,235)	$(210,252)	$(276,306,913)

Net loss per share – basic and diluted
Continuing operations	$(179.18)	$-
Discontinued operations	$(0.01)	$(0.75)

Weighted average shares outstanding – basic and diluted	1,535,611	278,845

The accompanying notes are an integral part of these consolidated financial statements

GREENWOOD GOLD RESOURCES, INC.
(A Development Stage Company)
(Formerly An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three month period ended March 31, 2012 and 2011
and for period from inception to March 31, 2012
(Stated in US Dollars)
			Cumulative results
	Three Months Ended		From March 26, 2008
	March 31,		(date of inception) to
	2012	2011	March 31, 2012
Cash flows from operating activities
Net loss	$(275,145,185)	$(210,252)	$(201,306,863)
Adjustments to reconcile non-cash items to cash used by operations:
Stock based compensation	7,904	-	7,904
Impairment of identified intangible asset	75,000,000	-	75,000,000
Loss on stock issued to settle debt	199,940,000	-	199,940,000
Adjustments to reconcile net loss to cash used by operations:
Other receivables	(501)	-	(501)
Accounts payable and accrued liabilities	144,794	-	144,794
Accounts payable – related parties	29,884	-	29,884
Net cash provided by (used in) continuing operating	(23,104)	-	(1,184,782)
Net cash provided by (used in) discontinued operating	17,065	198,429	885,947
Net cash provided by (used in) operating activities	(6,039)	(11,823)	(298,835)

Cash flows from Investing Activities
Purchase of equipment	(2,319)	-	(2,319)
Net cash provided by (used in) continuing operating	(2,319)	-	(2,319)
Net cash provided by (used in) discontinued operations	-	-	-
Net cash provided by (used in) investing activities	(2,319)	-	(2,319)

Cash flows from Financing Activities
Advances from related parties	250,725	-	250,725
Net cash provided by (used in) continuing operations	250,725	-	250,725
Net cash provided by (used in) discontinued operations	-	11,823	292,781
Net cash provided by (used in) financing activities	250,725	11,823	543,506

Effects of foreign exchange	(50)	-	(50)

Increase (decrease) in cash during the period	242,317	-	242,302
Cash, beginning of period	(15)	-	-
Cash, end of period	$242,302	$-	$242,302

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash transactions:
Stock options granted for consulting fees	7,904	-	7,904
Stock issued for acquisition of intangible assets	600,000,000	-	600,000,000
Stock issued for debt settlements	200,000,000	-	200,000,000
Non cash transactions provided by discontinued operations	65,000	-	748,498
	$800,072,904	$-	$800,756,402
The accompanying notes are an integral part of these consolidated financial statements

GREENWOOD GOLD RESOURCES, INC.
(A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2012

Note 1 – Organization and nature of business

Organization and nature of business

Greenwood Gold Resources, Inc. (“the Company” or “GGRI”) was incorporated in the State of Nevada on March 25, 2008. The Company, previously an Exploration Stage Company became a Development Stage Company on March 30, 2012. A Development Stage Company, is defined by ASC 915-10 “Accounting and Reporting by Development Stage Enterprises”. During the quarter ended March 31, 2012, through various agreements described below under “Note 5 – Purchase of Acquisition Agreement and Commitments”, the Company revised its business plan, which formerly had been to acquire, explore and develop mineral properties, to focus on the area of carbon offsets marketing. The offsets will be validated and verified for sale to companies, organizations, foundations, and other entities that, for regulatory, branding, policy and corporate social responsibility reasons, wish to offset their carbon footprints to support climate change mitigation efforts. The Company’s current focus will be on reforestation, working with entities that strive to provide benefits to indigenous people in the local areas of our project scope. As a result of this change in business and corporate focus, the Company discontinued its mineral exploration operations and became a Development Stage Company.

On February 15, 2011, the Company approved a 20:1 forward split of the Company’s stock. Following this split, the Company’s authorized capital increased to 1,500,000,000 common shares with a par value of $0.001 per share and the outstanding shares of the Company’s capital stock increased to 126,555,000. The effect of this forward split has been retroactively applied to the common stock balances at December 31, 2008, and reflected in all common stock activity presented in these financial statements since that time.

On June 9, 2011, the Board of Directors and the shareholders holding a majority of the total issued and outstanding shares of common stock of the Company approved a decrease in the authorized capital of the Company from one billion five hundred million (1,500,000,000) shares of common stock to four hundred million (400,000,000) shares of common stock, par value $0.001.

On February 6, 2012, the Board of Directors of the Company and the controlling shareholder of the Company approved the reverse split of the issued and outstanding shares of the Company on the basis of 1 share for every 500 shares then issued and outstanding. The record date for the reverse split was set at February 20, 2012, and the Effective Date approved by FINRA was determined to be March 23, 2012.

On February 14, 2012, the Company, authorized the execution of an acquisition agreement (the “ORE Acquisition Agreement”) between the Company and Oceanview Real Estate Company Ltd., a private company organized under the laws of Canada (“ORE”), pursuant to which the Company was to acquire all of ORE’s right, title and interest in and to real property located in Ecuador, known as the Hacienda Juval, consisting of approximately 80,197 hectares (the “Property”). Pursuant to Section 2.1(f) of the ORE Acquisition Agreement, ORE represented and warranted that it had marketable title to the Property and pursuant to Section 4.2, at closing, ORE was to deliver to the Company such documents as may be required to transfer the Property to the Company and any related contracts or agreements in regard to the Property. ORE did not deliver such documents to the Company and, therefore, the Company and ORE rescinded the ORE Acquisition Agreement.

On March 19, 2012, the Company incorporated Bluforest Canada Ltd. ( “Bluforest”) as a wholly owned subsidiary of the Company.   Currently, the majority of the operations of the Company are planned to be undertaken by Bluforest  Subsequent to March 31, 2012, the Company has proposed to change the name of the Company to Bluforest Inc. in order to better represent its current business focus.   The Company’s Board of Directors and shareholders holding a majority of the issued and outstanding shares of the Company have approved the name change and the submission of a name change is currently underway with FINRA.

On March 26, 2012, the Company agreed to issue 25,000,000 shares of common stock to certain Creditors of the Company in settlement of $60,000 of debt. The shares were issued subsequent to the date of these financial statements.

GREENWOOD GOLD RESOURCES, INC.
(A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2012

Note 1 – Organization and nature of business - continued

Organization and nature of business- continued

On March 22, 2012, FINRA advised the Company that they have finalized their review of the reverse split proposed on February 6, 2012,  and that the Effective Date for the reverse split is March 23, 2012.  This reverse split has been retroactively applied to the common stock balances at March 31, 2012 and December 31, 2011, and is reflected in all common stock activity  presented in these financial statements.

On March 30, 2012, the Company entered into a purchase of acquisition agreement (“Purchase of Acquisition Agreement”) with Global Environmental Investments Limited, a Belize corporation (“GEIL”), regarding a property known as “El Juval” (the “Property”) which encompasses approximately 105,000 hectares of property in Ecuador. Previously, GEIL had entered into an acquisition agreement (the “Acquisition Agreement”) with Fundacion Nelson Velasco Aguirre, a foundation established pursuant to the law of Ecuador (“NVA”) under which agreement NVA transferred control of the Property to GEIL. NVA held title and maintained legal ownership of the Property but permitted control over the Property to pass to GEIL through a voting trust agreement dated March 16, 2012 (the “Voting Trust Agreement”) among NVA, GEIL and Fred Nikoo, as voting trustee.

In consideration of the assignment of the Voting Trust Agreement by GEIL to the Company, GEIL and/or its designees were issued 75,000,000 shares of restricted common stock of the Company,  representing a controlling interest of  approximately 75%, thus effecting a change in control of the Company.  The Property is located in the province of Monora Santiago on the border between this province and the provinces of Azuay, Canar and Chimborazo. El Juval is located in the center of the Andean region of Ecuador, therefore the area of El Juval corresponds to the higher sections of the Cordillera Oriental (Eastern side of the Andes. Approximately 90% of the area of El Juval belongs to the territory of Sangay National Park, making it a suitable location for carbon offsets marketing.

As the result of these transactions we are a carbon offsets marketing company. Initially, we intend to sell carbon offsets through our website to voluntary markets where no verification is required. A carbon offset is a reduction in emissions of carbon dioxide or greenhouse gases made in order to compensate for or to offset an emission made elsewhere. [Source: World Resources Institute]. Carbon offsets are measured in metric tons of carbon dioxide-equivalent and may represent six primary categories of greenhouse gases: carbon dioxide, methane, nitrous oxide, perfluorocarbons, hydrofluorocarbons and sulfur hexafluoride. One carbon offset represents the reduction of one metric ton of carbon dioxide or its equivalent in other greenhouse gases.

Once we are able to complete the verification process, we will sell verified carbon offsets through other markets. We intend to market and sell Verified Emission Reduction (VER) and Reduced Emissions from Deforestation and Degradation (REDD) carbon offsets through global restoration projects.

Discontinued Operations

The Company’s former business plan was to acquire, explore and develop mineral properties. Effective March 30, 2012, the Company discontinued these operations and prior periods have been restated in the Company’s consolidated financial statements and related footnotes to conform to this presentation.

GREENWOOD GOLD RESOURCES, INC.
(A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2012

 Note 2 - Going concern

We have negative working capital, and have incurred substantial losses since inception, and have not yet generated revenues.  We are in the Development Stage and while the Company is currently working to monetize certain assets acquired to allow revenues to be generated from the sale of carbon offsets, there are a number of steps to be undertaken prior to being able to realise any revenue from these operations, including but not limited to: (1) obtaining local and national authorization and/or permitting as may be required to meet the necessary criteria to market carbon offsets; (2) industry standard certifications that validate and verify the nature and value of carbon offsets to allow sale of these offsets to global markets; (3) location of a suitable market for the sale of the offsets once verified; (4) raising of additional capital to undertake the Company’s existing business plan; (4) retention of personnel, consultants and management to undertake the Company’s current business plan   These factors and other factors which  may as yet be unidentified, create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The present ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.  Management’s immediate plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

Note 3 – Summary of Significant Accounting Polices Fiscal Year End

The Company’s fiscal year end is December 31.

Basis of presentation

These consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).  The consolidated financial statements of the Company include the Company and its wholly-owned subsidiary, Bluforest Canada Ltd.  All material intercompany balances and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the audited financial statements and related footnotes as of and for the year ended December 31, 2011, included in the Company’s Form 10-K at December 31, 2011.

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of March 31, 2012, and the results of operations and cash flows for the three months ending March 31, 2012 have been included. The results of operations for the three months ending March 31, 2012 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2012.

Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the years then ended.  Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the assumptions used to calculate stock-based compensation, derivative liabilities, debt discounts and common stock issued for assets, services or in settlement of obligations.

GREENWOOD GOLD RESOURCES, INC.
(A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2012

Note 3 – Summary of Significant Accounting Polices (continued)

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Development Stage

The Company is in the development stage and has had no revenue. A development stage company is one in which all efforts are devoted substantially to establishing a new business and even if planned principle operations have commenced, revenues are insignificant.

Foreign Currency Translation

The functional currency of Bluforest Canada Ltd, the Company’s wholly owned subsidiary, is the Canadian Dollar. The Company uses the United States dollar as its reporting currency. All transactions initiated in Canadian Dollars are translated to U.S. Dollar in accordance with ASC 830-10-20 “Foreign Currency Translation” as follows:

•	Revenue and expense items at the average rate of exchange in effect on the transaction date;
•
Non-monetary assets and liabilities at historical exchange rates, unless such items are carried at market, in which case they are translated at the exchange rate in effect on the balance sheet date; and

•	Monetary assets and liabilities at the exchange rate at the balance sheet date.

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders’ equity (deficit) as a component of comprehensive income (loss). Therefore, translation adjustments are not included in determining net income but reported as other comprehensive income.

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.

No significant realized exchange gains or losses were recorded to March 31, 2012.

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

GREENWOOD GOLD RESOURCES, INC.
(A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2012

Note 3 – Summary of Significant Accounting Polices - continued

Related Parties

Parties are considered to be related to the Company if the parties that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions shall be recorded at fair value of the goods or services exchanged.

Stock-based Compensation

Stock-based compensation is accounted for using the Equity-Based Payments to Non-Employees Topic of the FASB ASC, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Company determines the value of stock issued at the date of grant. It also determines at the date of grant, the value of stock at fair market value or the value of services rendered (based on contract or otherwise) whichever is more readily determinable.

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

Impairment of Identified Intangible Assets

Identified intangible assets are assessed annually for impairment of value, or upon a change in circumstances which in management’s estimation, may result in a change to the carrying value of the recorded assets, and a loss is recognized at the time of the impairment by providing an impairment allowance. An asset would be impaired if the undiscounted cash flows were less than its carrying value. Impairments are measured by the amount by which the carrying value exceeds its fair value. Impairment of identified intangible assets is based on the facts and circumstances surrounding each identified asset based on management’s evaluation. Management’s evaluation follows a multi-step process where (1) recoverability of the carrying value of the asset is reviewed to determine if there is sufficient value recoverable to support the capitalized value at the report date; and, (2) If assets fail the recoverability test, impairment testing is conducted, including the evaluation of various criteria such as: prior history of successful operations; existing (if any) and future projected cash flows ; appraisal reports or evaluations from which management can prepare future cash flow analyses; the Company’s ability to monetize the asset(s) under evaluation; and, Management’s intent regarding future development.

Recent Accounting Pronouncements

ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, is applicable to fiscal years beginning after December 15, 2011. Early application is permitted. The Company is currently assessing the impact this standard will have on its financial statements.

The Company does not expect the adoption of any other recent accounting pronouncements will have a material impact on its financial statements.

GREENWOOD GOLD RESOURCES, INC.
(A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2012

Note 4 – Significant Accounting Estimates and Judgements

In determining the carrying amounts of certain assets and liabilities, the Company may make significant assumptions of the effects of uncertain future events on those assets and liabilities at the balance sheet date. The estimates and assumptions are based on historical experience, information available to management at the time of the assumption and expectation of future events and are reviewed periodically. This disclosure excludes uncertainty over future events and judgments in respect of measuring financial instruments. Further information about key assumptions concerning the future, and other key sources of estimation uncertainty, are set out in the notes.

Note 5 –Purchase of Acquisition Agreement and Commitments

(1)	ORE Agreement

On February 14, 2012, the Company’s Board of Directors authorized the execution of an acquisition agreement (the “ORE Acquisition Agreement”) between the Company and Oceanview Real Estate Company Ltd., a  private company organized under the laws of Canada (“ORE”), pursuant to which the Company was to acquire all of ORE’s right, title and interest in and to real property located in Ecuador, known as the Hacienda Juval, consisting of approximately 80,197 hectares (the “Property”).

Pursuant to Section 2.1(f) of the ORE Acquisition Agreement, ORE represented and warranted that it had marketable title to the Property and pursuant to Section 4.2, at closing; ORE was to deliver to the Company such documents as may be required to transfer the Property to the Company and any related contracts or agreements in regard to the Property. ORE did not deliver such documents to the Company and, therefore, the Company and ORE rescinded the ORE Acquisition Agreement.

(2)	Purchase of Acquisition Agreement

On March 30, 2012, the Company entered into that a purchase of acquisition agreement (“Purchase of Acquisition Agreement”) with Global Environmental Investments Limited, a Belize corporation (“GEIL”), regarding the Property (as defined above), which at the date of the Purchase of Acquisition Agreement includes an additional 25,000 hectares so that it encompasses a total of  approximately 105,000 hectares. On March 16, 2012, GEIL had entered into an acquisition agreement (the “Acquisition Agreement”) with Fundacion Nelson Velasco Aguirre, a foundation established pursuant to the law of Ecuador (“NVA”). In accordance with the Acquisition Agreement, NVA transferred control of the Property to GEIL. NVA held title and maintained legal ownership of the Property but permitted control over the Property to pass to GEIL through a voting trust agreement dated March 16, 2012 (the “Voting Trust Agreement”) among NVA, GEIL and Fred Nikoo, as voting trustee.

Therefore, in accordance with the terms and provisions of the Purchase of Acquisition Agreement, GEIL sold all of the rights and interests held by GEIL pursuant to the Acquisition Agreement to the Company in respect of the Property, which now consists of approximately 105,000 hectares.

GREENWOOD GOLD RESOURCES, INC.
(A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2012

Note 5 –Purchase of Acquisition Agreement and Commitments – Continued

(2)	Purchase of Acquisition Agreement (continued)

In consideration of the assignment by GEIL to the Company, GEIL and/or its designees received 75,000,000 shares of restricted common stock of the Company representing approximately 75% of the total issued and outstanding shares of the Company, thus effecting a change in control. In accordance with FAS 141 (R) the company recorded the value of the identified intangible assets, the Voting Trust over the Property (the “Assets”), on the transaction date, of March 30, 2012 (the “Valuation Date”), at the fair market value of the Company’s common stock based on a closing price of $8.00 per share, for a total value of $600,000,000.  At the Valuation Date the Company also considered the guidance provided under FAS 142.  In reviewing this guidance, the Company relied upon several factors including (1) an appraisal report on the Property as prepared by M. Paúl Tufiño, a respected authority in the valuation of such environmentally based assets as the Property which provides for a minimum recoverable value of  $5,000 USD per hectare or approximately $525,000,000; (2) a future discounted cash flow analysis prepared by management based on criteria applicable to the monetization of the Asset including certification allowing for the sale of VER and REDD carbon offsets, the carbon offset market and values realizable for the sale of carbon offsets globally, the Property’s available hectares, deforestation rate and the available carbon tax credits per hectare as considered acceptable by Industry.  The discounted future cash flow analysis extends over a period of 25 years discounted at a rate of 10% and provides a minimum realizable value of approximately $540,000,000.  In addition Management is currently investigating the acquisition of additional property to expand its portfolio of acreage available for marketing of carbon tax offsets.  As a result of this review, Management determined to impair the asset in order to reflect the value of the third party appraisal report received on the Property, and accordingly has provided for an impairment allowance of $75,000,000 on the Valuation Date, leaving a capitalized value of $525,000,000 which has been recorded on the balance sheet as Identified Intangible Assets.

In further accordance with the terms and provisions of the Purchase of Acquisition Agreement, the Company entered into a three year consultant agreement (the “Mainland Consultant Agreement”) with Mainland Investment Ltd. (“Mainland”). The Mainland Consultant Agreement provides for Mainland to provide financial, advisory, marketing and investor relations services and the Company to pay to Mainland an annual compensation of $1,000,000 and grant 1,000,000 stock options exercisable at $1.00 per share for each year of the agreement for a total of 3,000,000 stock options.

Lastly, under the agreement the Company was required to: (i) cause the settlement of debt in the approximate amount of $60,000 due and owing to that certain creditors, as reflected on the financial statements of the Company as of September 30, 2011 (the “$60,000 Debt”) by the issuance of  25,000,000 shares of common stock; and (ii) within ninety days, the Company is required to pay the approximate amount of $152,148 due and owing to Branislav Jovanovic, a former officer and director by a cash payment to Mr. Jovanovic.

Subsequent to March 31, 2012, the Company issued the 75,000,000 shares to GEIL, and 25,000,000 shares to settle the $60,000 debt.

GREENWOOD GOLD RESOURCES, INC.
(A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2012

Note 6 – Discontinued Operations

(1)	Candorado Agreement:

On February 17, 2011, the Company and Candorado Operating Company Ltd. (“Candorado”) entered into an Option Agreement (the “Agreement”) whereby the Company optioned the rights to earn up to a 100% interest in and to certain mining claims knows as Summer located in British Columbia, Canada (the “Property”).

On February 22, 2011, the Company directed its transfer agent to issue a total of 12,290 restricted shares of the common stock of the Company,), which represented a total of 4.5% of the total issued and outstanding shares of the Company at the time of issue as required under the Agreement. The fair value of the shares on issue date totaling $614,498 was recorded and reflected on the balance sheets as other assets – Deposit on mineral property.

On August 20, 2011, the Company received notification from Candorado that the Company was in default as of August 18, 2011, and the option agreement was therefore terminated. The Company issued the shares as required under the Agreement but failed to meet the payment and exploration expenditures which were required to be made by August 17, 2011. There are no further requirements under the Agreement to be effected by the Company to Candorado and the Company has no further rights or interest in the Property.  As a result of the termination of the option agreement, the Company has written down its investment totaling $614,498 and allocated the amount to the discontinued expenses.

(2)	Other Agreement

On October 27, 2011, the Company (the “Optionee”) entered into a option agreement with an unrelated third party (the “Optionor”) to acquire a 100% interest, subject only to a 2% royalty, in and to certain mining claims in the Province of Quebec, Canada.  Under the terms of the option agreement, the option was to  be exercised by:

    (a)           The following cash and stock payments:

         (i)           $10,000 and the issuance of 10,000 shares of  restricted common stock, of the Optionee within 30 days of the date of the Agreement;

    (b)  The following exploration expenditures;

       (i)           $15,000 on or before April 30, 2012; (ii) $30,000 on or before April 30, 2013; (iii) $50,000 on or before April 30, 2014; (iv) $75,000 on or before April 30, 2015.

During the fiscal year ended December 31, 2011, the $10,000 was not paid by the Company and 10,000 post reverse-split shares required to be issued pursuant to the option agreement had not yet been issued.

In February 2012, the Company paid $5,000 in cash and determined to let its other payment commitments lapse as a result of an acquisition of a new project, which will be the Company’s sole operating focus. The amount of $5,000 is allocated to discontinued expense on the Company’s Consolidated Statements of Operations.

GREENWOOD GOLD RESOURCES, INC.
(A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2012

Note 6 – Discontinued Operations - Continued

As a result of the Purchase of Acquisition Agreement on March 30, 2012 (ref: Note 5 – Purchase of Acquisition Agreement and Commitments), the Company changed its business focus from mining (exploration stage) to marketing of carbon offsets (development stage). Accordingly, the Company has reported discontinued operations on its statement of operations, classified as follows:

	Three months ended March 31, 2012	Three months ended March 31, 2011	From March 26, 2008 (date of inception) to March 31, 2012
Discontinued Operating Expenses
Professional fees	$2,500	$154,956	$336,668
Mineral property costs	-	-	14,034
Salaries and benefits	10,000	30,000	135,500
General and administrative expenses	454	25,296	72,475
Loss on mineral property	5,000	-	619,498
Interest expense	-	-	1,457
Total Discontinued Operations	$17,954	$210,252	$1,179,632

Note 7 – Short-term Loans

(a) On May 31, 2011, the Company received funds in the amount of $150,000 pursuant to verbal private placement agreements.  The Company issued 60,000 shares pursuant to those verbal agreements during June, 2011; however, as no subscription agreements were received, the Company returned those shares to the transfer agent for cancellation. On November 22, 2011, the investor decided to transfer the amount of $150,000 to a short-term loan.
On October 7, 2011, the Company further received funds from the same lender in the amount of $9,385, which remains outstanding as of the date of these financial statements.

On March 26, 2012, the Company agreed to settle debt in the amount of $60,000 due and owing as at September 30, 2011 by issuance to the certain Creditor and his assignees anaggregate of 25,000,000 shares of common stock.  25,000,000 shares were reserved for issuance and were valued at fair market value of $8.00 per share on the agreement date, and accordingly we recorded $199,940,000 as loss on the debt settlement.  Subsequent to March 31, 2012 the shares were issued in full satisfaction of the debt.

As at March 31, 2012, the Company owed $99,385 (Nil - 2011) in short term loans to non-related parties. The amounts owing are unsecured, bear interest at 8% per annum, and are due on demand.

(b) On February 1, 2012, the Company received funds from another lender in the amount of $5,000 to pay in cash in respect an option agreement with an unrelated third party to acquire a 100% interest, subject only to a 2% royalty, in and to certain mining claims in the Province of Quebec, Canada. (ref Note 6 – Discontinued Operations). The amounts owing are unsecured, bear interest at 10% per annum, and are due on demand.

During the three month period ended March 31, 2012, the Company recorded an interest expense of $3,155 (Nil - 2011) in respect of the aforementioned loans, which amount is reflected on the balance sheets as accounts payable and accrued liabilities.

GREENWOOD GOLD RESOURCES, INC.
(A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2012

Note 8 - Common Stock

On February 6, 2012, the Board of Directors of the Company and the controlling shareholder of the Company approved the reverse split of the issued and outstanding shares of the Company on the basis of 1 share for every 500 shares then issued and outstanding. The record date for the reverse split was set at February 20, 2012.  On March 22, 2012, FINRA set the Effective Date for the reverse split as March 23, 2012.

On March 26, 2012, the Company agreed to issue 25,000,000 shares of common stock to a Creditor and/or his assignees (ref Note 7 – short term loan) in settlement of $60,000. The Company valued these common shares at the fair market value on the date the Company and the Creditors agreed to the debt settlement which was $8.00 per share or $200,000,000.  The 25,000,000 shares were issued on April 9, 2012.

On March 30, 2012, the Company issued 75,000,000 shares of common stock to Global Environmental Investments Ltd. per the Purchase of Acquisition Agreement. (Ref Note 5 - Purchase of Acquisition Agreement and Commitments). The Company valued these common shares at the fair market on the date of execution of the Purchase of Acquisition Agreement  of $8.00 per share or $600,000,000.  The 75,000,000 shares were issued on April 3, 2012.

As of March 31, 2012, 424,500 common stock shares were issued and outstanding and the Company’s balance sheet reflects $100,000 as Stock Payable in respect of the par value of the 100,000,000 common shares which are reserved, but as yet unissued.

Note 9 – Stock options

On March 15, 2012, the Company entered into a three year consulting agreement (the “Mainland Consulting Agreement”) with Mainland Investments Ltd. (“Mainland”). The Mainland Consulting Agreement requires Mainland to provide to the Company, financial, advisory, marketing and investor relation services and the Company is required to pay to Mainland annual compensation of $1,000,000 and grant to Mainland a total of 3,000,000 stock options, with 1,000,000 options granted for each year of the contract exercisable at $1.00 per share.

The following table summarizes information concerning stock options outstanding as of March 31, 2012:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance, at December 31, 2011	-	$-	-
Granted	3,000,000	1.00	4.00
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Balance outstanding at March 31, 2012	3,000,000	$1.00	4.00

GREENWOOD GOLD RESOURCES, INC.
(A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2012

Note 9 – Stock options – continued

The following table summarizes information on the Company’s restricted stock:
	Shares	Weighted Average Grant Date Fair Value

Unvested, at December 31, 2011	-	-
Granted	3,000,000	$1.00
Vested	1,000,000
Forfeited	-
Unvested, at March 31, 2012	2,000,000	$1.00

The Company recognized stock-based expense as consulting fees of $7,904 during the three month period ended March 31, 2012. Unrecognized compensation expense related to outstanding stock options as of March 31, 2012 was $15,981 and is expected to be recognized as $7,984 and $7,997 in 2013 and 2014, respectively.

Valuation Assumptions

The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) to determine the fair value of stock options as of the grant date. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price and expected dividends.

The following table presents the range of the weighted average fair value of options granted and the related assumptions used in the Black-Scholes model for stock option grants made during the three month period ended March 31, 2012:

Options Granted
2012
Fair value of options granted	$0.008
Assumptions used:
Expected life (years) (a)	3 - 5
Risk free interest rate (b)	0.510% - 1.040%
Volatility (c)	369.50%
Dividend yield (d)	0.00%

a)
Expected life: The expected term of options granted is determined using the “shortcut” method allowed by SAB No.107. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term.

b)	Risk-free interest rate: The rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected life of the options.

c)
Volatility: The expected volatility of the Company’s common stock is calculated by using the historical daily volatility of the Company’s stock price calculated over a period of time representative of the expected life of the options.

d)	Dividend yield: The dividend yield rate is not considered in the model, as the Company has not established a dividend policy for the stock.

GREENWOOD GOLD RESOURCES, INC.
(A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2012

Note 10 – Related party transactions

(a)
During the three month period ended March 31, 2012, Mr. Jovanovic, our President and controlling stockholder, charged the Company $10,000 for management services pursuant to an employment agreement ($30,000 - 2011).  On February 15, 2012, the Company received the resignation of Branislav Jovanovic as its sole officer and director and appointed of Charles Miller as the President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and a member of the Board of Directors. Concurrently the Company agreed to cause the debt in the approximate amount of $152,148 due and owing to Branislav Jovanovic, as at January 31, 2012, to be settled in full within 90 days of his resignation.

(b)
Charles Miller was appointed as the President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and sole member of the Board of Directors of the Company effective February 15, 2012 to serve until his successor is duly elected.

On March 27, 2012, Mr. Miller advanced $250,725 (CAD$250,000) to the Company as a non-interest bearing, demand loan and expensed $25,257 (CAD$25,184) as reimbursable expenditures. The Company did not make any cash payments to Mr. Miller during the period ended March 31, 2012, leaving $250,725 due and payable to Mr. Miller as Advances – Related Party, and $25,257 as Accounts payable – Related Parties as at March 31, 2012.

(c)	James Donihee is the sole officer and director of the Company’s wholly-owned subsidiary, Bluforest Canada Ltd. and is the President and a director of the Company.

During the three month period ended March 31, 2012, Mr. Donihee expensed $4,628 (CAD$4,614) in general and administrative expenses. The Company did not make any cash payments to Mr. Donihee, leaving $4,628 included in Accounts Payable – Related Parties as at March 31, 2012.

(d) John Shimell is Treasurer, Chief Financial Officer and Director.

      During the three month period ended March 31, 2012, Mr. Shimell expensed $10,889 in general and administrative expenses. The Company did not make any cash payments to Mr. Shimell, leaving $10,889 in Accounts Payable – Related Parties as at March 31, 2012.

Note 11 – Subsequent events

On April 2, 2012, Charles Miller resigned as President, Secretary, Treasurer and Chief Financial Officer of Greenwood Gold Resources, Inc. (the “Company”). Mr. Miller will remain as Chief Executive Officer and a director of the Company.

Mr. James Donihee was appointed to the Board of Directors and as President of the Company on April 2, 2012. He is also the sole officer and director of the Company’s wholly-owned subsidiary, Bluforest Canada Ltd. Subsequent to March 31, 2012 Mr. Donihee advanced a total of US $350,091 and CAD$49,981 to the Company for operating capital.

Mr. John Shimell was appointed, Treasurer, Chief Financial Officer and Director on April 2, 2012.

Amanda Miller was appointed as Secretary of the Company on April 2, 2012. Amanda Miller is the daughter of Charles Miller, the Company’s Chief Executive Officer and a member of the board of directors.

Subsequent to the period ended March 31, 2012 the Company has determined to change the name of the Company from Greenwood Gold Resources Inc. to Bluforest Inc.

ITEM 2.                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto in Item I, and the Company’s 10-K Annual Report for the fiscal year ended December 31, 2011 and other publicly available financial information. This discussion contains forward-looking statements and involves numerous risks and uncertainties. Our actual results may differ materially from those contained in any forward-looking statements.

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

How do we get to certification:

The certification process commences with the development of a baseline assessment which determines the rate of deforestation typically experienced across the geographical area foreseen by the project.  Upon completion of the baseline analysis, the Project Design Document (PDD) is initiated and completed by a certified agency / company that will create a general description of the project activity; determine the duration of the project activity / Crediting period; detail the planned monitoring method methodology; and develop the certified estimate of the greenhouse gas emissions.  Subsequent to completion of the PDD, the carbon credits are certified and verified using the United Nations protocol and are available to be placed on the certified carbon credit markets.
How long does it take and who does it:

It is anticipated that the entire certification process will take from 6 – 9 months employing either of several firms undertaking such work including but not limited to Carbon Decisions International (CDI) based in Costa Rica or Icontec International based in Columbia.

What part does the Government Play:

The Ecuadorian government is highly supportive of the work being conducted and is actively involved in developing the baseline data regarding deforestation.  Currently the main relationships unfold with the municipal governments to complete the agreements which are then endorsed by the federal government.  The Minister of the Environment is well informed and highly supportive of the progress being created as a result of this United Nations sanctioned process.  No significant challenges are currently foreseen as a result of the strong relationships which have been forged over time.

RESULTS OF OPERATIONS

Three Month Period Ended March 31, 2012 Compared to Three Month Period Ended March 31, 2011

We generated no revenue for the three month periods ended March 31, 2012 and March 31, 2011, respectively.

During the three month period ended March 31, 2012, we incurred operating expenses from continuing operations of $75,184,076 as compared to $Nil incurred during the three month period ended March 31, 2011, an increase of $75,184,076. The increase in operating expenses was primarily attributable to the following items: (i) Impairment charge on identified intangible assets of $75,000,000 (Note 5 above); (ii) Professional fees of $2,460;(iii) Consulting fees of $136,354;and (iv) general and administrative expenses of $45,262. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, and marketing costs. Professional fees include accounting and tax service fees, consulting fees, and legal fees.

During the three month period ended March 31, 2012 we incurred a net loss from continuing operations of $275,127,231, including interest expenses of $3,155, and a loss on the settlement of debt of $199,940,000 (Note 7 above).

As a result of the Purchase of Acquisition Agreement on March 30, 2012 (ref: Note 5 – Purchase of Acquisition Agreement and Commitments), the Company changed its business focus from mining (exploration stage) to marketing of carbon offsets (development stage). Accordingly, the Company has reported discontinued operations on its statement of operations for the three month periods ended March 31, 2012 and 2011, and from inception to date, classified as follows:

	Three months ended March 31, 2012	Three months ended March 31, 2011	From March 26, 2008 (date of inception) to March 31, 2012
Discontinued Operating Expenses
Professional fees	$2,500	$154,956	$336,668
Mineral property costs	-	-	14,034
Salaries and benefits	10,000	30,000	135,500
General and administrative expenses	454	25,296	72,475
Loss on mineral property	5,000	-	619,498
Interest expense	-	-	1,457
Total Discontinued Operations	$17,954	$210,252	$1,179,632

During the three month period ended March 31, 2012 we incurred a net loss of ($275,145,185) as compared to a net loss of ($210,252) incurred during the three month period ended March 31, 2011.  The majority of the loss was comprised of a loss recorded on the settlement of certain debts totalling ($199,940,000) (Note 7 above), and an impairment allowance of $75,000,000 recorded during the three months ended March 31, 2012, with no comparable loss in the period ended March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended March 31, 2012

As of March 31, 2012, our current assets were $243,103 as compared to $300 as at December 31, 2011 and our current liabilities were $817,859 ( $435,405 as at December 31, 2011) , resulting in a working capital deficit of $382,454 as at March 31, 2012 ($435,105 as at December 31, 2011).   The increase in current assets was mainly due to an increase in cash in the amount of $242,302 ($nil as of December 31, 2011).   We had total assets of $525,245,422 as at the three months ended March 31, 2012 as compared to total assets of $300 for the fiscal year ended December 31, 2011.   This substantive change is mainly due to Identified Intangible Assets of $525,000,000 which are related to the value of the shares issued to enter into the Purchase of Acquisition Agreement with GEIL (Note 5 above), with no comparable amounts for the fiscal year ended December 31, 2011.Our current liabilities as of March 31, 2012 increased substantially due to increased operations with the entry in the agreement with GEIL and our change of business to the carbon offset business and expenses relating to the Company’s restructure.  Current liabilities were comprised of: (i) $245,895 in accounts payable and accrued liabilities ($103,036 – December 31, 2011); (ii) $182,033 in accounts payable –related parties ($142,148 – December 31, 2011); (iii) $30,821 in advances payable ($30,821 – December 31, 2011); $250,725 for advances payable – related parties ($Nil as of December 31, 2011) and (iv) $104,385 by way of short term loans ($159,385 – December 31, 2011).

As of the date of this Quarterly Report, we have yet to generate any revenues from our business operations and we do not expect to generate any revenues in the near future, however, we expect to have revenues prior to our fiscal year ended December 31, 2012 as we develop the market for our carbon offsets.

We estimate that in the next twelve months we will require a minimum of $4,000,000 of which we will expend approximately $2,300,000 for operations and $1,700,000 for certification to allow us to obtain certifications for our carbon offsets, which will allow us to maximize revenues.   We expect that by the first quarter of the next fiscal year we will commence generating revenues from our project. This budget does not include any funds for the acquisition of any additional projects.

We are a development stage company and are in the early stages of developing our business plan. As of the date of this report, we have not generated any revenues and are just commencing operations under our new business initiative. As a result, we have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future as we attempt to undertake our business plan. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses. These conditions could further impact our business and have an adverse effect on our financial position, results of operations and/or cash flows.

We cannot sustain our operations from existing working capital as we  have not generated any revenues and there can be no assurance at this time that we can generate significant revenues from operations.

We will require additional working capital, as we currently have inadequate capital to fund all of our business strategies, which could severely limit our operations. Subsequent to our fiscal year ended December 31, 2011, our officers and directors have advanced loans for operations and we have determined to undertake an offering of our common stock to raise approximately $4,000,000 in capital, which represents our first year operational funding requirements. There can be no assurance that any financing will be available or accessible on reasonable terms, either by way of an equity financing or debt. If we cannot raise any additional funding we may either have to suspend operations until we do raise the cash, or cease operations entirely.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2012, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, management has determined that our internal control over financial reporting as of March 31, 2012 was not effective for the reason described herein.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2012.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in an Annual Report on Form 10-K, a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

The Company does not have any senior securities as of the date of this Form 10-Q.

ITEM 4.                        MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.                                OTHER INFORMATION

On April 2, 2012, Charles Miller resigned as President, Secretary, Treasurer and Chief Financial Officer of Greenwood Gold Resources, Inc. (the “Company”). Mr. Miller will remain as Chief Executive Officer and a director of the Company.

Mr. James Donihee was appointed to the Board of Directors and as President of the Company on April 2, 2012. He is also the sole officer and director of the Company’s wholly-owned subsidiary, Bluforest Canada Ltd.

Mr. John Shimell was appointed, Treasurer, Chief Financial Officer and Director on April 2, 2012.

Amanda Miller was appointed as Secretary of the Company on April 2, 2012. Amanda Miller is the daughter of Charles Miller, the Company’s Chief Executive Officer and a member of the board of directors.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description
3.1	Articles of Incorporation	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on July 18, 2008
3.1(1)	Certificate of Change to Articles of Incorporation filed with the Nevada Secretary of State	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 17, 2011
3.1(2)	Certificate of Amendment to Articles of Incorporation filed with the Nevada secretary of State regarding the decrease in authorized capital	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on June 16, 2011
3.2	Bylaws	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on July 18, 2008
10.1	Option Agreement between the Company and Candorado	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 22, 2011
10.2	Option Agreement between the Company and Robert Rosenblat dated October 27, 2011	Incorporated by reference to our Form 10-K filed with the Securities and Exchange Commission on April , 2012.
10.3	Acquisition Agreement between the Company and Ocean View Real Estate Company Ltd.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 22, 2012
10.4	Purchase and Acquisition Agreement dated March 30, 2012, between the Company and Global Environmental Investments Ltd.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on April 11, 2011.
14.1	Code of Ethics	Incorporated by reference to our Form 10-K filed with the Securities and Exchange Commission on March 31, 2009
99.9	Appraisal dated January 1, 2012 regarding the Property prepared by Msc. Paul Tufino M. Corporacion, SIMBIOE	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on April 11, 2011.
31.1	Section 302 Certification – Principal Executive Officer	Filed herewith
31.2	Section 302 Certification – Principal Financial Officer	Filed herewith
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

GREENWOOD GOLD RESOURCES, INC.

Date: May 21,2012	By:	/s/ Charles Miller
Charles Miller
Chief Executive Officer (Principal Executive Officer)

Date: May 21, 2012	By:	/s/ John Shimell
John Shimell
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer