Form 10-K/A
period 2011-12-31
Bluforest Inc.
filed 2012-06-08
CIK 1440172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-53614
Commission File Number

BLUFOREST INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2294927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Ave. Republica del Salvador y Shyris Edificio Onix piso 10-C, Quito Ecuador	85249
(Address of principal executive offices)	(Zip Code)

593 9 376-2435
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
n/a	n/a

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
None

Explanatory Note:

Bluforest Inc. (formerly Greenwood Gold Resources, Inc.) (the “Company”) filed its Form 10-K with the Securities and Exchange Commission on April 16, 2012 (the "Original Filing").   Under “Item 1 – Business – Current Business Operations – Purchase of Acquisition Agreement”, the Company disclosed the entry into a material definitive agreement between the Company and Global Environmental Investments Limited.    Further under “Item 1 – Business – Current Business Operations – Employees” the Company disclosed that it had a number of employees.  Lastly, under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Recent Sales of Unregistered Securities – Debt Settlements – 2012 Debt Settlement” the Company disclosed a debt settlement to certain creditors.

The disclosure under “Item 1 – Business – Current Business Operations – Purchase of Acquisition Agreement”  in the Original Filing was inadvertently provided incorrectly. As well, the Company is amending the disclosure under “Item 1 – Business – Current Business Operations –Employees as the information in this section was inadvertently provided incorrectly.  This amendment is filed to correct the disclosure under “Item 1 – Business – Current Business Operations – Purchase of Acquisition Agreement”.   Further, under “Item 1 – Business – Current Business Operations – Employees” in the Original Filing the Company is amending the disclosure which was inadvertently provided incorrectly.  Lastly,   under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Recent Sales of Unregistered Securities – Debt Settlements – 2012 Debt Settlement” the Company is amending the disclosure originally provided.

All other disclosure in the Original Filing remains as filed .

ITEM 1.  BUSINESS

CURRENT BUSINESS OPERATIONS

Purchase of Acquisition Agreement

On March 30, 2012, the Company entered into that certain purchase of acquisition agreement (“Purchase of Acquisition Agreement”) with Global Environmental Investments Limited, a Belize corporation (“GEIL”), regarding the Property which has been increased to approximately 105,000 hectares. On March 16, 2012, GEIL had entered into that certain acquisition agreement (the “Acquisition Agreement”) with Fundacion Nelson Velasco Aguirre, a foundation established pursuant to the law of Ecuador (“NVA”). In accordance with the Acquisition Agreement, NVA transferred control of the Property to GEIL. NVA held title and maintained legal ownership of the Property but permitted control over the Property to pass to GEIL through that certain voting trust agreement dated March 16, 2012 (the “Voting Trust Agreement”) among NVA, GEIL and Fred Nikoo, as voting trustee.

Therefore, in accordance with the terms and provisions of the Purchase of Acquisition Agreement, GEIL sold all of the rights and interests held by GEIL pursuant to the Acquisition Agreement to the Company regarding the Property, which now consists of approximately 105,000 hectares, as follows:

(a)           100% of GEIL’s rights, title and interests in and to the timber, minerals, substances and the rights to receive from the Property all benefits thereto, and associated with those rights associated for the use intended by the Purchaser, namely for the development of the Property as a carbon development project for the purpose of generating carbon credits that may be traded on a public market.  This includes, for greater certainty and any and all other minerals in and under and that may be produced from the Property including, without limitation, interests in oil, gas and/or mineral leases covering any part of the lands, overriding royalty interests, fee mineral interests, carbon credits, and other interests in oil, gas and other minerals in any part of the lands;

(b)           100% of the right, title and interests of GEIL in all presently existing and valid oil, gas and/or mineral unitization, pooling and/or communization agreements, declarations, and/or orders and the properties covered or included in the units (including, without limitation, units formed under orders, rules, regulations or other official acts of any federal, state or other authority having jurisdiction, voluntary unitization agreements, designations, and/or declarations, and any working interest units created under operating agreements or otherwise), which relate to the Property;

(c)           100% of the right, title and interests of GEIL in all presently existing and valid agreements, including sales and sales related contracts, operating agreements and other agreements and contracts which relate to NVA, the Property or which relate to the exploration, development, operation or maintenance of the Property or the treatment, storage, transaction or marketing of production from or allocated to the Property;  and

(d)           100% of the right, title and interests of GEIL in and to all materials, supplies, machinery, equipment, improvements, and other personal property and fixtures relating to the Property, and all wells, wellhead equipment, pumping units, flow lines, tanks, buildings, injection facilities, salt water disposal facilities, compression facilities, gathering systems and other equipment, all easements, rights-of-way, surface leases and other surface rights, all permits and licenses and all other appurtenances, used or held for use in connection with or related to the exploration, development, operation or maintenance of any of the Property.

In consideration of the assignment by GEIL to the Company, GEIL and/or its designees shall be issued the 75,000,000 shares of restricted common stock of the Company representing a 75% control interest.

In further accordance with the terms and provisions of the Purchase of Acquisition Agreement, the Company shall enter into a three year consultant agreement (the “Mainland Consultant Agreement”) with Mainland Investment Ltd. (“Mainland”). The Mainland Consultant Agreement shall provide that Mainland will provide to the Company financial, advisory, marketing and investor relation services and the Company shall pay to Mainland an annual compensation of $1,000,000 and grant 1,000,000 stock options exercisable at $1.00 per share.

Lastly, the Company shall: (i) cause the settlement of debt in the approximate amount of $60,000 due and owing to that certain creditor (the “Creditor”) (the “$60,000 Debt”), to be settled by issuance to the Creditor and/or his designee an aggregate of 25,000,000 shares of common stock; and (ii) within ninety days, the Company shall cause the debt in the approximate amount of $152,000 due and owing to Branislav Jovanovic to be settled by payment to Mr. Jovanovic.

Employees

As of the date of this Annual Report, we do not have any employees.    We have a total of eight consultants working either for the Company or its wholly owned subsidiary, Bluforest Canada Ltd.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

Debt Settlements

2012 Debt Settlement

On March 30, 2012, we issued a total of 25,000,000 post-Reverse Stock Split shares in settlement of a debt in the approximate amount of $60,000 due and owing to certain creditors (the “$60,000 Debt”). The settlement of the $60,000 Debt was in accordance with the terms and provisions of the Purchase of Acquisition Agreement.

We relied upon Regulation S exemption for the issuance of shares to the creditors in reliance on Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. These shares were issued in offshore transactions since the creditors were not in the United States and the creditors were outside the United States at the time of the purchase. The creditors receiving the shares certified that they were not a U.S. person and were not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are filed as part of this Amended Annual Report:

Exhibit	Document Description
31.1	Section 302 Certification – Principal Executive Officer	Filed herewith
31.2	Section 302 Certification – Principal Financial Officer	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUFOREST INC.

Date:	June 8, 2012	By:	/s/ Charles Miller
		Name:	Charles Miller
		Title:	Chief Executive Officer (Principal Executive Officer) Principal Financial Officer, Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

Date:	June 8, 2012	By:	/s/ Charles Miller
		Name:	Charles Miller
		Title:	President, Chief Executive Officer (Principal Executive Officer) Principal Financial Officer, Principal Accounting Officer, and Director

Date:	June 8, 2012	By:	/s/ James Donihee
		Name:	James Donihee
		Title:	President and Director