Form 10-Q/A
period 2012-03-31
Bluforest Inc.
filed 2012-06-11
CIK 1440172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

000-53614
(Commission File Number)

BLUFOREST INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2294927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Ave. Republica del Salvador y Shyris Edificio Onix piso 10-C, Quito Ecuador	N/A
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE

Bluforest Inc. (formerly Greenwood Gold Resources, Inc.) (the “Company”) filed its Form 10-Q with the Securities and Exchange Commission on May 21, 2012 (the "Original Filing"). In this Amendment No. 1 to the Form 10-Q (the “Amended Filing”), the Company has made certain changes to the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows in order to properly classify certain figures which previously were reported as part of continuing operations, but were in fact determined to be components of Discontinued Operations for the three month periods ended March 31, 2012 and 2011, and also for the comparative figures represented on the Consolidated Balance sheets as at the fiscal year ended December 31, 2011.

In addition the Company has revised the notes to the Consolidated Financial Statements as at the Three Month period ended March 31, 2012 as follows:

-	Note 3 – Significant Accounting Policies has been updated to include the Company’s accounting policy for Property and Equipment;
-	There has been the addition of Note 7 – Equipment to reflect the Company’s owned equipment as at March 31, 2012, and thereafter the remaining notes have been renumbered accordingly.;
-
Note 5 –Purchase of Acquisition Agreement and Commitments, subsection (2) Purchase of Acquisition Agreement has been amended to update the applicable FASB Codification management relied upon in valuing the transaction to current ASC reference topics.

In addition ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION, LIQUIDITY AND CAPITAL RESOURCES for the Three Month Period Ended March 31, 2012 has been amended to reflect the reclassification of certain figures from continuing operations to discontinued operations in the current and comparative figures.

As a result of the aforementioned changes the Company has determined to re-file the Original Filing in its entirety as Amendment No. 1 for ease of comprehension.  All other disclosure in the Original Filing remains as filed.

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)

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

Page
Unaudited Consolidated Financial Statements

Unaudited Consolidated Balance Sheets	6

Unaudited Consolidated Statements of Operations	7

Unaudited Consolidated Statements of Cash Flows	8

Notes to Unaudited Consolidated Financial Statements	9 to 20

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	March 31, 2012 (unaudited)	December 31, 2011 (audited)
ASSETS
Current
Cash	$242,302	$-
Other receivable	501	-
Prepaid Expenses	300	300
Total Current Assets	243,103	300

Equipment	2,319	-
Identified Intangible Assets (Note 5)	525,000,000	-

Total Assets	$525,245,422	$300

LIABILITIES
Current
Bank indebtedness	$-	$15
Accounts payable and accrued liabilities	141,772	8,957
Accounts payable - related parties	40,773	-
Advances payable	-	-
Advances payable – related parties	250,725	-
Discontinued operations	384,589	426,433
Total Current Liabilities	817,859	435,405

STOCKHOLDERS’ DEFICIT
Capital stock –
Authorized:
$0.001 par value, 400,000,000 common shares authorized;
424,500 and 273,110 common shares issued and outstanding at March 31, 2012 and December 31, 2011	424	424
Additional Paid-in Capital	800,634,052	726,149
Stock payable (Note 8)	100,000	-
Other comprehensive income (loss)	(50)	-
Accumulated deficit during the exploration stage	(1,179,632)	(1,161,678)
Accumulated deficit during the development stage	(275,127,231)	-
Total Stockholders’ Equity (Deficit)	524,427,563	(435,105)
Total Liabilities and Stockholders’ Equity (Deficit)	$525,245,422	$300

The accompanying notes are an integral part of these consolidated financial statements

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
For the three month period ended March 31, 2012 and 2011
and for period from inception to March 31, 2012
(Stated in US Dollars)

			Cumulative results
	Three Months Ended		From March 26, 2008
	March 31,		(date of inception) to
	2012	2011	March 31, 2012

Revenue	$-	$-	$-

Operating Expenses
Impairment of identified intangible asset	75,000,000	-	75,000,000
Professional fees	2,460	-	2,460
Consulting fees	136,354	-	136,354
General and administrative expenses	45,262	-	45,262
Loss from continuing operations	(75,184,076)	-	(75,184,076)

Other income (expense)
Loss on shares issued to settle debt	(199,940,000)	-	(199,940,000)
Interest expense	(3,155)	-	(3,155)
Loss before discontinued operations	(275,127,231)	-	(275,127,231)
Loss from discontinued operations	(17,954)	(210,252)	(1,179,632)

Net Loss	$(275,145,185)	$(210,252)	$(276,306,863)

Comprehensive loss
Net loss	$(275,145,185)	$(210,252)	$(276,306,863)
Other comprehensive loss	(50)	-	(50)
Comprehensive loss	$(275,145,235)	$(210,252)	$(276,306,913)

Net loss per share – basic and diluted
Continuing operations	$(104.92)	$-
Discontinued operations	$(0.01)	$(0.75)

Weighted average shares outstanding – basic and diluted	2,622,302	278,845

The accompanying notes are an integral part of these consolidated financial statements

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three month period ended March 31, 2012 and 2011
and for period from inception to March 31, 2012
(Stated in US Dollars)
			Cumulative results
	Three Months Ended		From March 26, 2008
	March 31,		(date of inception) to
	2012	2011	March 31, 2012
Cash flows from operating activities
Net loss	$(275,145,185)	$(210,252)	$(276,306,863)
Adjustments to reconcile non-cash items to cash used by operations:
Stock based compensation	7,904	-	7,904
Impairment of identified intangible asset	75,000,000	-	75,000,000
Loss on stock issued to settle debt	199,940,000	-	199,940,000
Adjustments to reconcile net loss to cash used by operations:
Other receivables	(501)	-	(501)
Accounts payable and accrued liabilities	132,815	-	132,815
Accounts payable – related parties	40,773	-	40,773
Net cash provided by (used in) continuing operating	(24,194)	-	(1,185,872)
Net cash provided by (used in) discontinued operating	13,155	198,429	882,037
Net cash provided by (used in) operating activities	(11,039)	(11,823)	(303,835)

Cash flows from Investing Activities
Purchase of equipment	(2,319)	-	(2,319)
Net cash provided by (used in) continuing operating	(2,319)	-	(2,319)
Net cash provided by (used in) discontinued operations	-	-	-
Net cash provided by (used in) investing activities	(2,319)	-	(2,319)

Cash flows from Financing Activities
Advances from related parties	250,725	-	250,725
Net cash provided by (used in) continuing operations	250,725	-	250,725
Net cash provided by (used in) discontinued operations	5,000	11,823	297,781
Net cash provided by (used in) financing activities	255,725	11,823	548,506

Effects of foreign exchange	(50)	-	(50)

Increase (decrease) in cash during the period	242,317	-	242,302
Cash, beginning of period	(15)	-	-
Cash, end of period	$242,302	$-	$242,302

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash transactions:
Stock options granted for consulting fees	7,904	-	7,904
Stock issued for acquisition of intangible assets	600,000,000	-	600,000,000
Stock issued for debt settlements	200,000,000	-	200,000,000
Non cash transactions provided by discontinued operations	65,000	-	748,498
	$800,072,904	$-	$800,756,402
The accompanying notes are an integral part of these consolidated financial statements

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
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

On March 19, 2012, the Company incorporated Bluforest Canada Ltd. (“Bluforest”) as a wholly owned subsidiary of the Company.   Currently, the majority of the operations of the Company are planned to be undertaken by Bluforest  Subsequent to March 31, 2012, the Company has proposed to change the name of the Company to Bluforest Inc. in order to better represent its current business focus.   The Company’s Board of Directors and shareholders holding a majority of the issued and outstanding shares of the Company have approved the name change and the submission of a name change is currently underway with FINRA.

On March 26, 2012, the Company agreed to issue 25,000,000 shares of common stock to certain Creditors of the Company in settlement of $60,000 of debt. The shares were issued subsequent to the date of these financial statements.

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2012

Note 1 – Organization - continued

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

On March 30, 2012, the Company entered into a purchase of acquisition agreement (“Purchase of Acquisition Agreement”) with Global Environmental Investments Limited, a Belize corporation (“GEIL”), regarding a property known as “El Juval” (the “Property”) which encompasses approximately 105,000 hectares of property in Ecuador. Previously, GEIL had entered into an acquisition agreement (the “Acquisition Agreement”) with Fundacion Nelson Velasco Aguirre, a foundation established pursuant to the law of Ecuador (“NVA”) under which agreement NVA transferred control of the Property to GEIL. NVA held title and maintained legal ownership of the Property but permitted control over the Property to pass to GEIL through a voting trust agreement dated March 16, 2012 (the “Voting Trust Agreement”) among NVA, GEIL and Fred Nikoo, as voting trustee.  The Company is currently undertaking efforts to place one of its officers (Amanda Miller) in place of the voting trustee.

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

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
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

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
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

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization on property and equipment are determined using the straight-line method over the three to five year estimated useful lives of the assets.

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

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
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

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
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

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2012

Note 5 –Purchase of Acquisition Agreement and Commitments – Continued

(2)	Purchase of Acquisition Agreement (continued)

In consideration of the assignment by GEIL to the Company, GEIL and/or its designees received 75,000,000 shares of restricted common stock of the Company representing approximately 75% of the total issued and outstanding shares of the Company, thus effecting a change in control. In accordance with ASC 805 (formerly FAS 141 (R)) the company recorded the value of the identified intangible assets, the Voting Trust over the Property (the “Assets”), on the transaction date, of March 30, 2012 (the “Valuation Date”), at the fair market value of the Company’s common stock based on a closing price of $8.00 per share, for a total value of $600,000,000.  At the Valuation Date the Company also considered the guidance provided under ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, (formerly FAS 142).  In reviewing this guidance, the Company relied upon several factors including (1) an appraisal report on the Property as prepared by M. Paúl Tufiño, a respected authority in the valuation of such environmentally based assets as the Property which provides for a minimum recoverable value of  $5,000 USD per hectare or approximately $525,000,000; (2) a future discounted cash flow analysis prepared by management based on criteria applicable to the monetization of the Asset including certification allowing for the sale of VER and REDD carbon offsets, the carbon offset market and values realizable for the sale of carbon offsets globally, the Property’s available hectares, deforestation rate and the available carbon tax credits per hectare as considered acceptable by Industry.  The discounted future cash flow analysis extends over a period of 25 years discounted at a rate of 10% and provides a minimum realizable value of approximately $540,000,000.  In addition Management is currently investigating the acquisition of additional property to expand its portfolio of acreage available for marketing of carbon tax offsets.  As a result of this review, Management determined to impair the asset in order to reflect the value of the third party appraisal report received on the Property, and accordingly has provided for an impairment allowance of $75,000,000 on the Valuation Date, leaving a capitalized value of $525,000,000 which has been recorded on the balance sheet as Identified Intangible Assets.

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

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
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

(i)           $15,000 on or before April 30, 2012; (ii) $30,000 on or before April 30, 2013; (iii)$50,000 on or before April 30, 2014; (iv) $75,000 on or before April 30, 2015.

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

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
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

Note 7 – Equipment

Equipment is recorded at cost. Depreciation of equipment is provided using the straight-line method over the assets estimated useful lives of approximately 3 to 5 years. Equipment, as of March 31, 2012 and December 31, 2011, consisted of the following:

	Estimated Useful Lives	March 31, 2012	December 31, 2011

Computer Equipment	3 Years	$2,319	$-
Accumulated depreciation		-	-
		$2,319	$-

Depreciation expense for the three month periods ended March 31, 2012 and 2011 were NIL.

Note 8 – Short-term Loans

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

On March 26, 2012, the Company agreed to settle debt in the amount of $60,000 due and owing as at September 30, 2011 by issuance to the certain Creditor and his assignees an aggregate of 25,000,000 shares of common stock.  25,000,000 shares were reserved for issuance and were valued at fair market value of $8.00 per share on the agreement date, and accordingly we recorded $199,940,000 as loss on the debt settlement.  Subsequent to March 31, 2012 the shares were issued in full satisfaction of the debt.

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2012

Note 8 – Short-term Loans - continued

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

Note 9 - Common Stock

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

Note 10 – Stock options

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

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2012

Note 10 – Stock options – continued

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

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2012

Note 11 – Related party transactions

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

        During the three month period ended March 31, 2012, Mr. Shimell expensed $10,889 in general and administrative expenses. The Company did not make any cash payments to Mr. Shimell, leaving $10,889 in Accounts Payable – Related Parties as at March 31, 2012

Note 12 – Subsequent events

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

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended March 31, 2012

As of March 31, 2012, our current assets were $243,103 as compared to $300 as at December 31, 2011 and our current liabilities were $817,859 ( $435,405 as at December 31, 2011) , resulting in a working capital deficit of $382,454 as at March 31, 2012 ($435,105 as at December 31, 2011).   The increase in current assets was mainly due to an increase in cash in the amount of $242,302 ($nil as of December 31, 2011).   We had total assets of $525,245,422 as at the three months ended March 31, 2012 as compared to total assets of $300 for the fiscal year ended December 31, 2011.   This substantive change is mainly due to Identified Intangible Assets of $525,000,000 which are related to the value of the shares issued to enter into the Purchase of Acquisition Agreement with GEIL (Note 5 above), with no comparable amounts for the fiscal year ended December 31, 2011.Our current liabilities as of March 31, 2012 increased substantially due to increased operations with the entry in the agreement with GEIL and our change of business to the carbon offset business and expenses relating to the Company’s restructure.  Current liabilities from continuting operations were comprised of: (i) $141,770 in accounts payable and accrued liabilities ($8,957 – December 31, 2011); (ii) $40,774 in accounts payable –related parties ($Nil – December 31, 2011); (iii) $250,725 for advances payable – related parties ($Nil as of December 31, 2011) and (iv) $104,385 by way of short term loans ($Nil – December 31, 2011).  Current liablilities from discontinued operations totaled $$384,588 as at March 31, 2012 as compared to $426,433 as at the fiscal year ended December 31, 2011.

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

ITEM 6.              EXHIBITS

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description
3.1	Articles of Incorporation	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on July 18, 2008
3.1(1)	Certificate of Change to Articles of Incorporation filed with the Nevada Secretary of State	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 17, 2011
3.1(2)	Certificate of Amendment to Articles of Incorporation filed with the Nevada secretary of State regarding the decrease in authorized capital	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on June 16, 2011
3.2	Bylaws	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on July 18, 2008
10.1	Option Agreement between the Company and Candorado	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 22, 2011
10.2	Option Agreement between the Company and Robert Rosenblat dated October 27, 2011	Incorporated by reference to our Form 10-K filed with the Securities and Exchange Commission on April , 2012.
10.3	Acquisition Agreement between the Company and Ocean View Real Estate Company Ltd.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 22, 2012
10.4	Purchase and Acquisition Agreement dated March 30, 2012, between the Company and Global Environmental Investments Ltd.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on April 11, 2012.
14.1	Code of Ethics	Incorporated by reference to our Form 10-K filed with the Securities and Exchange Commission on March 31, 2009
99.9	Appraisal dated January 1, 2012 regarding the Property prepared by Msc. Paul Tufino M. Corporacion, SIMBIOE	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on April 11, 2012.
31..1	Section 302 Certification – Principal Executive Officer	Filed herewith
31.2	Section 302 Certification – Principal Financial Officer	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith
101SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BLUFOREST INC. (FORMERLY GREENWOOD GOLD RESOURCES, INC.)

Date: June 8, 2012	By:	/s/ Charles Miller
Charles Miller
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer)