Form 10-Q
period 2012-06-30
Bluforest Inc.
filed 2012-08-14
CIK 1440172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

127,174,500 common shares outstanding as of August 13, 2012
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)

PART I

ITEM 1.                                FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended June 30, 2012, and are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Page
Unaudited Consolidated Financial Statements

Unaudited Consolidated Balance Sheets	5

Unaudited Consolidated Statements of Operations	6

Unaudited Consolidated Statements of Cash Flows	7

Notes to Unaudited Consolidated Financial Statements	8 to 21

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	June 30, 2012 (unaudited)	December 31, 2011 (audited)
ASSETS

Current
Cash	$106,464	$-
Other receivable	7,575	-
Damage deposit	2,927
Prepaid Expenses	3,045	300
Total Current Assets	120,011	300

Equipment	2,973	-
Identified Intangible Assets (Note 5)	698,875,000	-

Total Assets	$698,997,984	$300

LIABILITIES
Current
Bank indebtedness	$-	$15
Accounts payable and accrued liabilities	20,610	8,957
Accounts payable - related parties	262,255	-
Advances payable	199,163	-
Advances payable – related parties	584,638	-
Discontinued operations	381,489	426,433
Total Current Liabilities	1,448,155	435,405

STOCKHOLDERS’ DEFICIT

Capital Stock; $0.001 par value, 400,000,000 common shares authorized; 127,174,500 and 424,500 common shares issued and outstanding at June 30, 2012 and December 31, 2011	127,175	424
Additional Paid-in Capital	974,482,302	726,149
Shares subscription received	50,000	-
Other comprehensive income (loss)	9,405	-
Accumulated deficit during the exploration stage	(1,184,688)	(1,161,678)
Accumulated deficit during the development stage	(275,934,365)	-
Total Stockholders’ Equity (Deficit)	697,549,829	(435,105)
Total Liabilities and Stockholders’ Equity (Deficit)	$698,997,984	$300

The accompanying notes are an integral part of these consolidated financial statements

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
For the three and six month period ended June 30, 2012 and 2011 and for period from inception to June 30, 2012
(Stated in US Dollars)
					Cumulative results
	Three Months Ended		Six Month Ended		From March 26, 2008
	June 30,		June 30,		(date of inception) to
	2012	2011	2012	2011	June 30, 2012

Revenue	$-	$-			$-

Operating Expenses
Impairment of identified intangible asset	-	-	75,000,000	-	75,000,000
Depreciation	241	-	241	-	241
Professional fees	69,758	-	72,218	-	72,218
Consulting fees	613,530	-	749,884	-	749,884
General and administrative expenses	112,116	-	157,378	-	157,378
Loss from continuing operations	(795,645)	-	(75,979,721)	-	(75,979,721)

Other income (expense)
Loss on shares issued to settle debt	-	-	(199,940,000)	-	(199,940,000)
Interest expense	(11,489)	-	(14,644)	-	(14,644)
Loss before discontinued operations	(807,134)	-	(275,934,365)	-	(275,934,365)
Loss from discontinued operations	(5,056)	(152,497)	(23,010)	(362,749)	(1,184,688)

Net Loss	$(812,190)	$(152,497)	$(275,957,375)	$(362,749)	$(277,119,053)

Comprehensive loss
Net loss	$(812,190)	$(152,497)	$(275,957,375)	$(362,749)	$(277,119,053)
Other comprehensive loss	9,455	-	9,405	-	9,405
Comprehensive loss	$(802,735)	$(152,497)	$(275,947,970)	$(362,749)	$(277,109,648)

Net loss per share – basic and diluted
Continuing operations	$(0.01)	$-	$(5.67)	$-
Discontinued operations	$(0.01)	$(0.47)	$(0.00)	$(1.21)

Weighted average shares outstanding – basic and diluted	96,361,313	322,323	48,657,925	300,704

The accompanying notes are an integral part of these consolidated financial statements

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six month period ended June 30, 2012 and 2011
and for period from inception to June 30, 2012
(Stated in US Dollars)

			Cumulative results
	Six Months Ended		From March 26, 2008
	June 30,		(date of inception) to
	2012	2011	June 30, 2012
Cash flows from operating activities:
Net loss	$(275,957,375)	$(362,749)	$(277,119,053)
Adjustments to reconcile non-cash items to cash used by operations:
Stock based compensation	7,904	-	7,904
Impairment of identified intangible asset	75,000,000	-	75,000,000
Loss on stock issued to settle debt	199,940,000	-	199,940,000
Depreciation	241	-	241
Adjustments to reconcile net loss to cash used by operations:
Other receivables	(7,575)	-	(7,575)
Bank indebtedness	(15)	-	-
Accounts payable and accrued liabilities	11,653	-	11,653
Accounts payable – related parties	262,255	-	262,255
Damage deposit	(2,927)	-	(2,927)
Prepaid expenses	(2,745)	-	(2,745)
Net cash provided by (used in) continuing operations	(748,584)	-	(1,910,247)
Net cash provided by (used in) discontinued operations	15,056	169,416	883,938
Net cash provided by (used in) operating activities	(733,528)	(193,333)	(1,026,309)

Cash flows from Investing Activities
Purchase of equipment	(3,214)	-	(3,214)
Net cash provided by (used in) continuing operations	(3,214)	-	(3,214)
Net cash provided by (used in) discontinued operations	-	-	-
Net cash provided by (used in) investing activities	(3,214)	-	(3,214)

Cash flows from Financing Activities
Short term loan	199,163	-	199,163
Advances from related parties	584,638	-	584,638
Shares subscription received	50,000	-	50,000
Net cash provided by (used in) continuing operations	833,801	-	833,801
Net cash provided by (used in) discontinued operations	-	200,567	292,781
Net cash provided by (used in) financing activities	833,801	200,567	1,126,582

Effects of foreign exchange	9,405	-	9,405

Increase (decrease) in cash during the period	106,464	7,234	106,464
Cash, beginning of period	-	-	-
Cash, end of period	$106,464	$7,234	$106,464

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash transactions:
Stock options granted for consulting fees	7,904	-	7,904
Stock issued for acquisition of intangible assets	773,875,000	-	773,875,000
Stock issued for debt settlements	200,000,000	-	200,000,000
Non cash transactions provided by discontinued operations	65,000	-	748,498
	$973,947,904	$674,498	$974,631,402

The accompanying notes are an integral part of these consolidated financial statements

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2012

Note 1 – Organization and nature of business

Organization and nature of business

Bluforest Inc. (formerly: Greenwood Gold Resources, Inc.) (“the Company”) was incorporated in the State of Nevada on March 25, 2008. The Company, previously an Exploration Stage Company became a Development Stage Company on March 30, 2012. A Development Stage Company, is defined by ASC 915-10 “Accounting and Reporting by Development Stage Enterprises”.  During the quarter ended March 31, 2012, through various agreements described below under “Note 5 – Identified Intangible Assets”, the Company revised its business plan, which formerly had been to acquire, explore and develop mineral properties, to focus on the area of carbon offsets marketing. The offsets will be validated and verified for sale to companies, organizations, foundations, and other entities that, for regulatory, branding, policy and corporate social responsibility reasons, wish to offset their carbon footprints to support climate change mitigation efforts. The Company’s current focus will be on the prevention of deforestation and degradation of forested lands as well as reforestation, working with entities that strive to provide benefits to indigenous people in the local areas of our project scope. As a result of this change in business and corporate focus, the Company discontinued its mineral exploration operations and became a Development Stage Company.

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

On June 9, 2011, the Board of Directors and the shareholders holding a majority of the total issued and outstanding shares of common stock of the Company approved a decrease in the authorized capital of the Company to four hundred million (400,000,000) shares of common stock, par value $0.001.

On February 6, 2012, the Board of Directors of the Company and the controlling shareholder of the Company approved the reverse split of the issued and outstanding shares of the Company on the basis 500:1. The record date for the reverse split was set at February 20, 2012, and the Effective Date approved by FINRA was determined to be March 23, 2012.

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

On March 19, 2012, the Company incorporated Bluforest Canada Ltd. (“Bluforest”) as a wholly owned subsidiary of the Company.   Currently, the majority of the operations of the Company are planned to be undertaken by the Company from its principal offices in Ecuador. On May 8, 2012, the Company’s Board of Directors and shareholders holding a majority of the issued and outstanding shares of the Company approved the change of name from Greenwood Gold Resources Inc. to Bluforest Inc. to better reflect the new business operations of the Company. FINRA received all necessary documentation and announced the name change of the Company to “Bluforest Inc.” to take effect on June 5, 2012.

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2012

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

On March 30, 2012, the Company entered into a purchase of acquisition agreement (“Purchase of Acquisition Agreement”) with Global Environmental Investments Limited, a Belize corporation (“GEIL”), regarding a property known as “El Juval” (the “Property”) which encompasses approximately 105,000 hectares of property in Ecuador. Previously, GEIL had entered into an acquisition agreement (the “Acquisition Agreement”) with Fundacion Nelson Velasco Aguirre, a foundation established pursuant to the law of Ecuador (“NVA”) under which agreement NVA transferred control of the Property to GEIL. NVA held title and maintained legal ownership of the Property but permitted control over the Property to pass to GEIL through a voting trust agreement dated March 16, 2012 (the “Voting Trust Agreement”) among NVA, GEIL and Fred Nikoo, as voting trustee.  On June 5, 2012, the Company appointed Amanda Miller as the voting trustee on behalf of the Company in the place of Mr. Nikoo.

In consideration of the assignment of the Voting Trust Agreement by GEIL to the Company, GEIL and/or its designees were issued 75,000,000 shares of restricted common stock of the Company, representing a controlling interest of approximately 75%, thus effecting a change in control of the Company.  The Property is located in the province of Monora Santiago on the border between this province and the provinces of Azuay, Canar and Chimborazo. El Juval is located in the center of the Andean region of Ecuador, therefore the area of El Juval corresponds to the higher sections of the Cordillera Oriental (Eastern side of the Andes. Approximately 70% of the area of El Juval belongs to the territory of Sangay National Park, making it a suitable location for carbon offsets marketing.

On June 27, 2012, the Company authorized the execution of that certain acquisition agreement (the “Acquisition Agreement”) between the Company and Ecuador Farms S.A., Develfarms, an Ecuadorian corporation (“Ecuador Farms S.A.”), regarding property known as Hacienda Forestal San Agustin (“The Property”) consisting of approximately 30,000 Hectares. See Note 5 for full details related to Ecuador Farms S.A.

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
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2012

 Note 2 - Going concern

We have negative working capital, and have incurred substantial losses since inception, and have not yet generated revenues.  We are in the Development Stage and while the Company is currently working to monetize certain assets acquired to allow revenues to be generated from the sale of carbon offsets, there are a number of steps to be undertaken prior to being able to realise any revenue from these operations, including but not limited to: (1) obtaining local and national authorization and/or permitting as may be required to meet the necessary criteria to market carbon offsets; (2) industry standard certifications that validate and verify the nature and value of carbon offsets to allow sale of these offsets to global markets; (3) location of a suitable market for the sale of the offsets once verified; (4) raising of additional capital to undertake the Company’s existing business plan; (4) retention of personnel, consultants and management to undertake the Company’s current business plan.  These factors and other factors which  may as yet be unidentified, create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of June 30, 2012, and the results of operations and cash flows for the six months ending June 30, 2012 have been included. The results of operations for the six months ending June 30, 2012 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2012.

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
For the six months ended June 30, 2012

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

No significant realized exchange gains or losses were recorded to June 30, 2012.

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
For the six months ended June 30, 2012

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
For the six months ended June 30, 2012

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

Note 5 – Identified Intangible Assets

The following table summarizes the activity in each group of identified intangible assets during the six months period ended June 30, 2012:

	Property One	Property Two	Total
December 31, 2011	$-	$-	$-
Additions	600,000,000	173,875,000	773,875,000
Impairment expenses	(75,000,000)	-	(75,000,000)
Amortization expenses	-	-	-
Balance, June 30, 2012	$525,000,000	$173,875,000	$698,875,000

(1)	ORE Agreement

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

(2)	Purchase of Acquisition Agreement – Property One (1)

On March 30, 2012, the Company entered into a purchase of acquisition agreement (“Purchase of Acquisition Agreement”) with Global Environmental Investments Limited, a Belize corporation (“GEIL”), regarding the Property (as defined above), which at the date of the Purchase of Acquisition Agreement includes an additional 25,000 hectares so that it encompasses a total of  approximately 105,000 hectares. On March 16, 2012, GEIL had entered into an acquisition agreement (the “Acquisition Agreement”) with Fundacion Nelson Velasco Aguirre, a foundation established pursuant to the law of Ecuador (“NVA”). In accordance with the Acquisition Agreement, NVA transferred control of the Property to GEIL. NVA held title and maintained legal ownership of the Property but permitted control over the Property to pass to GEIL through a voting trust agreement dated March 16, 2012 (the “Voting Trust Agreement”) among NVA, GEIL and Fred Nikoo, as voting trustee. Effective June 5, 2012, Amanda Miller replaced Fred Nikoo as Voting Trustee.

Therefore, in accordance with the terms and provisions of the Purchase of Acquisition Agreement, GEIL sold all of the rights and interests held by GEIL pursuant to the Acquisition Agreement to the Company in respect of the Property, which now consists of approximately 105,000 hectares.

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2012

Note 5 – Identified Intangible Assets Commitments – Continued

(2)	Purchase of Acquisition Agreement – Property One (1) (continued)

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

During the six month periods ended June 30, 2012, the Company issued the 75,000,000 shares to GEIL, and 25,000,000 shares to settle the $60,000 debt. The amount payable to Mr. Jovanovic is in dispute and remains outstanding.

    (3)  Acquisition Agreement – Property Two (2)

On June 27, 2012, the Company authorized the execution of that certain acquisition agreement (the “Acquisition Agreement”) between the Company and Ecuador Farms S.A., Develfarms, an Ecuadorian corporation (“Ecuador Farms S.A.”), regarding property known as Hacienda Forestal San Agustin (“The Property”) consisting of approximately 30,000 Hectares.

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2012

Note 5 –Purchase of Acquisition Agreement, Acquisition Agreement and Commitments – Continued

(3)  Acquisition Agreement – Property Two (2) (continued)

In accordance with the terms and provisions of the Acquisition Agreement, Ecuador Farms S.A. sells, conveys, assigns and transfers to the Company as follows: (i) 100% of Ecuador Farms S.A.’s rights, title and interest in and to the timber, substances and the rights to receive from the Property all benefits thereto, and associated with those rights associated for the use intended by the Company, namely for the development of the Property as a carbon development project for the purpose of generating carbon credits that may be traded on a public market. This includes, for greater certainty and any and all agricultural developments that may be produced from the Property including, without limitation, carbon credits; (ii) 100% of the right, title and interests of Ecuador Farms S.A.in all presently existing and pooling and/or communization agreements, declarations, and/or orders and the properties covered or included in the units (including, without limitation, units formed under orders, rules, regulations or other official acts of any federal, state or other authority having jurisdiction, voluntary unitization agreements, designations, and/or declarations, and any working interest units created under operating agreements or otherwise), which relate to the Property; (iii) 100% of the right, title and interests of Ecuador Farms S.A.. in all presently existing and valid agreements, including sales and sales related contracts, operating agreements and other agreements and contracts which relate to the Property or which relate to the exploration, development, operation or maintenance of the Property or the treatment, storage, transaction or marketing of production from or allocated to the Property; and (iv) 100% of the right, title and interests of Ecuador Farms S.A. in and to all materials, supplies, machinery, equipment, improvements and other personal property and fixtures relating to the Property, and all wells, wellhead equipment, pumping units, flow lines, tanks, buildings, injection facilities, salt water disposal facilities, compression facilities, fathering systems and other equipment, all easements, rights-of-way, surface leases and other surface rights, all permits and licenses and all other appurtenances, used or held for use in connection with or related to the exploration, development, operation or maintenance of any of the Property.

In exchange for the right of the Company to own the Property outright, the consideration shall be One hundred and Seventy Three Million, Eight Hundred and Seventy Five Thousand Dollars USD ($173,875,000), which payment shall be paid by the Company to Ecuador Farms S.A. and/or its designees through the issuance of 26,750,000 shares of newly issued restricted common stock of the Company valued at the market value on the date of issue of $6.50 per share. The property has received an independent appraisal indicating a value of US$ 179,824,120.  The stock certificates shall be held in escrow by the Escrow Agent until the definitive transfer of the Property by Ecuador Farms S.A. to the Company shall occur and the Company shall provide its written authorization to the Escrow Agent to release the stock certificates to Ecuador Farms S.A. and/or its designees. In the event the Property is not definitively transferred by Ecuador Farms to the Company as set out in paragraph 5(g) subparagraphs (i), (ii), (iii) and (iv) of the Acquisition Agreement, the Escrow Agent shall return the share certificates to the transfer agent for cancellation and the 26,750,000 shares shall be returned to treasury. In that event, the Agreement shall then be deemed null and void.

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2012

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

In February 2012, the Company paid $5,000 in cash and determined to let its other payment commitments lapse as a result of an acquisition of a new project, which will be the Company’s sole operating focus. The amount of $5,000 is allocated to discontinued expense on the Company’s Consolidated Statements of Operations and repayment in June 2012.

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2012

Note 6 – Discontinued Operations (continued)

As a result of the Purchase of Acquisition Agreement on March 30, 2012 (ref: Note 5 – Purchase of Acquisition Agreement and Commitments), the Company changed its business focus from mining (exploration stage) to marketing of carbon offsets (development stage). Accordingly, the Company has reported discontinued operations on its statement of operations, classified as follows:

	Six months ended June 30, 2012	Six months ended June 30, 2011	From March 26, 2008 (date of inception) to June 30, 2012
Discontinued Operating Expenses
Professional fees	$2,500	$255,663	$336,668
Mineral property costs	-	5,417	14,034
Salaries and benefits	10,000	60,000	135,500
General and administrative expenses	454	41,669	72,475
Loss on mineral property	5,000	-	619,498
Interest expense	5,056	-	6,513
Total Discontinued Operations	$23,010	$362,749	$1,184,688

Results from Discontinued Operations reported above include amounts due to Mr. Branislav Jovanovic, our Past President and former controlling stockholder. On February 15, 2012, the Company received the resignation of Mr. Jovanovic as its sole officer and director and appointed of Charles Miller as the President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and a member of the Board of Directors. Concurrently the Company agreed to cause the outstanding debt in the approximate amount of $152,148 due and owing to Branislav Jovanovic, as at January 31, 2012, to be settled in full within 90 days of his resignation. Presently the full amount of the outstanding debt remains unpaid as certain portions are in dispute and expected to undergo an arbitration proceeding.

Note 7 – Equipment

Equipment is recorded at cost. Depreciation of equipment is provided using the straight-line method over the assets estimated useful lives of approximately 3 to 5 years. Equipment, as of June 30, 2012 and December 31, 2011, consisted of the following:

	Estimated Useful Lives	June 30, 2012	December 31, 2011

Computer Equipment	3 Years	$3,214	$-
Accumulated depreciation		(241)	-
		$2,973	$-

Depreciation expense for the six month periods ended June 30, 2012 was $241 and 2011 were NIL.

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2012

Note 8 – Short-term Loans

The following table provides details of the Company’s short-term loans transactions during the six month period ended June 30, 2012:

	Discontinued Operations		Advances Payable		Accounts Payable
Balance, December 31, 2011	$159,938	(a)	$-		$-
Advances funds to the company			199,163	(c)&(d)
Debt settlement in shares of common stock	(60,000)		-
Accrued interest	5,056				1,814	(c)&(d)
Balance, June 30, 2012	$104,994		$199,163		$1,814

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

On March 26, 2012, the Company agreed to settle debt in the amount of $60,000 due and owing as at September 30, 2011 by issuance to the certain Creditor and his assignees an aggregate of 25,000,000 shares of common stock.  25,000,000 shares were reserved for issuance and were valued at fair market value of $8.00 per share on the agreement date, and accordingly we recorded $199,940,000 as loss on the debt settlement.  The shares were issued in full satisfaction of the debt in April 2012.

During the six month period ended June 30, 2012, the Company recorded an interest expense of $5,056 in respect of the aforementioned loans, which amount is reflected on the balance sheets as discontinued operations.

As at June 30, 2012, the Company owed $99,385 in short term loans to non-related parties. The amounts owing are unsecured, bear interest at 8% per annum, and are due on demand, which amount is reflected on the balance sheets as discontinued operations.

(b) On February 1, 2012, the Company received funds from another lender in the amount of $5,000 to pay in cash in respect an option agreement with an unrelated third party to acquire a 100% interest, subject only to a 2% royalty, in and to certain mining claims in the Province of Quebec, Canada. (ref Note 6 – Discontinued Operations). The amounts owing are unsecured, bear interest at 10% per annum, and are due on demand. The loan was paid in full on 28 June, 2012.

(c) On April 3, 2012, the Company received funds from another lender in the amount of $4,023 to pay outstanding invoices.
As at June 30, 2012, the Company owed $4,023 in short term loans to non-related parties. The amounts owing are unsecured, bear interest at 8% per annum, and are due on demand, which amount is reflected on the balance sheets as advances payable.

During the six month period ended June 30, 2012, the Company recorded an interest expense of $78 in respect of the aforementioned loans, which amount is reflected on the balance sheets as accounts payable and accrued liabilities.

(d) On May 18, 2012, the Company received funds from another lender in the amount of $195,140 (CAD$200,000) for operations. The amounts owing are unsecured, bear interest at 8% per annum, and are due on demand, which amount is reflected on the balance sheets as advances payable.

During the six month period ended June 30, 2012, the Company recorded an interest expense of $1,736 in respect of the aforementioned loans, which amount is reflected on the balance sheets as accounts payable and accrued liabilities.

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2012

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

On May 7, 2012, $50,000 was received with respect to a subscription for shares.

On June 27, 2012, the Company issued 26,750,000 shares of restricted common stock to Ecuador Farms S.A. per the Acquisition Agreement (Ref Note 5 (3) - Purchase of Acquisition Agreement, Acquisition Agreement and Commitments). The Company valued these restricted common shares at the fair market on the date of execution of the Acquisition Agreement of $6.50 per share or $173,875,000.  The shares are held in escrow until the definitive transfer of property occurs from Ecuador Farms S.A

As of June 30, 2012, 127,174,500 common stock shares were issued and outstanding.

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

The following table summarizes information concerning stock options outstanding as of June 30, 2012:

	Shares	Weighted Average Grant Date Fair Value

Unvested, at December 31, 2011	-	-
Granted	3,000,000	$1.00
Vested	1,000,000
Forfeited	-
Unvested, at June 30, 2012	2,000,000	$1.00

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2012

Note 10 – Stock options (continued)

The Company recognized stock-based expense as consulting fees of $7,904 during the six month period ended June 30, 2012. Unrecognized compensation expense related to outstanding stock options as of June 30, 2012 was $15,981 and is expected to be recognized as $7,984 and $7,997 in 2013 and 2014, respectively.

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

The following table presents the range of the weighted average fair value of options granted and the related assumptions used in the Black-Scholes model for stock option grants made during the six month period ended June 30, 2012:

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
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2012

Note 11 – Related party transactions

The following table provides details of the Company’s related party transactions during the six month period ended June 30, 2012:
	6 months ended June 30,
	2012
	Consulting fees, including in-house legal services	Notes payable	Accrued Interest on Notes payable	Payments	Balance, As at June 30, 2012
CEO/CFO (a)	$250,000	$183,925	$6,985	$-	440,910
President (b)	49,705	400,713	5,270	49,705	405,983
Secretary (c)	23,400	-	-	23,400	-
Former CFO, Treasurer (d)	10,889	-	-	10,889	-
	$343,994	$584,638	$12,255	$83,994	$846,893

(a)	Charles Miller was appointed as the President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and sole member of the Board of Directors of the Company effective February 15, 2012 to serve until his successor is duly elected.

(b)
James Donihee was appointed the sole officer and director of the Company’s wholly-owned subsidiary, BluForest Canada Ltd. on April 2, 2012, and on the same date, was appointed President and a director of the Company.

(c)	Amanda Miller was appointed as Secretary of the Company on April 2, 2012. Amanda Miller is the daughter of Charles Miller, the Company’s Chief Executive Officer and a member of the board of directors.

(d)	John Shimell is the Former Treasurer, Chief Financial Officer and Director. He resigned effective May 25, 2012.

Note 12 – Subsequent events

On July 2, 2012, the Company entered into a Letter of Intent (“LOI”) with the Commonwealth of Northern Ecuador wherein BluForest will be granted the rights to carbon credits developed from 1.5 Million hectares of the Commonwealth’s lands. Upon certification to REDD+ standards, the LOI assures BluForest a minimum of 3.4 Million carbon credits annually for a period of five years and contemplates a further five year period pending mutual consent. It is intended by the parties that the LOI will be superseded by a formal agreement within twenty-one days upon completion of due diligence by the parties.

On July 16, 2012, the Company initiated its equity offering process. A Board Resolution of June 28, 2012 was completed increasing the proposed amount of the raise to $8,000,000 from the $4,000,000 previously identified as our working capital requirements.  The offering consists of the sale of restricted securities to qualified investors using available exemptions.  Units will sell at various prices and will consist of one common share and one common share purchase warrant.  Both shall be for the issuance of restricted shares.

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

Once we are able to complete the verification process, we will sell verified carbon offsets through other markets. We intend to market and sell Verified Emission Reduction (VER) and Reduced Emissions from Deforestation and Degradation (REDD) carbon offsets through global restoration projects. The offsets will be validated and verified for sale to companies, foundations, and other entities that, for branding, policy and corporate social responsibility reasons, wish to offset their carbon footprints to support climate change mitigation efforts. Our focus is on reforestation, ideally with generators, who provide work opportunities and benefits to the indigenous people. We expect to commence generating revenues once we have verified credits to sell.

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

RESULTS OF OPERATIONS

Three Month Period Ended June 30, 2012 Compared to Three Month Period Ended June 30, 2011

We generated no revenue for the three month periods ended June 30, 2012 and June 30, 2011, respectively.

During the three month period ended June 30, 2012, we incurred operating expenses from continuing operations of $795,645 as compared to $Nil incurred during the three month period ended June 30, 2011, an increase of $795,645. The increase in operating expenses was primarily attributable to the following items: (i) Professional fees of $69,758 ;(ii) Consulting fees of $613,530;and (iii) general and administrative expenses of $112,116. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, and marketing costs. Professional fees include accounting and tax service fees, consulting fees, and legal fees.

During the three month period ended June 30, 2012, we incurred a net loss from continuing operations of $806,627, including interest expenses of $10,982.

As a result of the Purchase of Acquisition Agreement on March 30, 2012 (ref: Note 5 – Purchase of Acquisition Agreement and Commitments), the Company changed its business focus from mining (exploration stage) to marketing of carbon offsets (development stage). Accordingly, the Company has reported discontinued operations on its statement of operations for the three month periods ended June 30, 2012 and 2011, and from inception to date, classified as follows:

	Three months ended June 30, 2012	Three months ended June 30, 2011
Discontinued Operating Expenses
Professional fees	$-	$100,707
Mineral property costs	-	5,417
Salaries and benefits	-	30,000
General and administrative expenses	-	16,373
Loss on mineral property	-	-
Interest expense	5,056	-
Total Discontinued Operations	$5,056	$152,497

Six Month Period Ended June 30, 2012 Compared to Six Month Period Ended June 30, 2011

We generated no revenue for the three and six month periods ended June 30, 2012 and June 30, 2011, respectively.

During the six month period ended June 30, 2012, we incurred operating expenses from continuing operations of $75,979,721 as compared to $Nil incurred during the six month period ended June 30, 2011, an increase of $275,933,858. The increase in operating expenses was primarily attributable to the following items: (i) Impairment charge on identified intangible assets of $75,000,000 (Note 5 above); (ii) Professional fees of $72,218;(iii) Consulting fees of $749,884;and (iv) general and administrative expenses of $157,378. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, and marketing costs. Professional fees include accounting and tax service fees, consulting fees, and legal fees.

During the six month period ended June 30,  2012 we incurred a net loss from continuing operations of $275,934,365, including interest expenses of $14,644, and a loss on the settlement of debt of $199,940,000 (Note 7 above).
As a result of the Purchase of Acquisition Agreement on March 30, 2012 (ref: Note 5 – Purchase of Acquisition Agreement and Commitments), the Company changed its business focus from mining (exploration stage) to marketing of carbon offsets (development stage). Accordingly, the Company has reported discontinued operations on its statement of operations for the six month periods ended June 30, 2012 and 2011, and from inception to date, classified as follows:

	Six months ended June 30, 2012	Six months ended June 30, 2011	From March 26, 2008 (date of inception) to June 30, 2012
Discontinued Operating Expenses
Professional fees	$2,500	$255,663	$336,668
Mineral property costs	-	5,417	14,034
Salaries and benefits	10,000	60,000	135,500
General and administrative expenses	454	41,669	72,475
Loss on mineral property	5,000	-	619,498
Interest expense	5,056	-	6,513
Total Discontinued Operations	$23,010	$362,749	$1,184,688

During the six month period ended June 30, 2012 we incurred a net loss of ($275,957,375) as compared to a net loss of ($362,749) incurred during the six month period ended June 30, 2011.  The majority of the loss was comprised of a loss recorded on the settlement of certain debts totalling ($199,940,000) (Note 7 above), and an impairment allowance of $75,000,000 recorded during the three months ended March 31, 2012, with no comparable loss in the period ended March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended June 30, 2012

As of June 30, 2012, our current assets were $320,012 as compared to $300 as at December 31, 2011 and our current liabilities were $1,647,468 ( $435,405 as at December 31, 2011) , resulting in a working capital deficit of $1,327,456 as at June 30, 2012 ($435,105 as at December 31, 2011).   The increase in current assets was mainly due to an increase in cash in the amount of $106,464 ($nil as of December 31, 2011).   We had total assets of $699,197,985 as at the six months ended June 30, 2012 as compared to total assets of $300 for the fiscal year ended December 31, 2011.  This substantive change is mainly due to Identified Intangible and Tangible Assets of $698,875,000 which are related to the value of the shares issued to enter into the Purchase of Acquisition Agreement with GEIL (Note 5 (2) above), and the Acquisition Agreement with Ecuador Farms S.A.(Note 5 (3) above) with no comparable amounts for the fiscal year ended December 31, 2011.Our current liabilities as of June 30, 2012 increased substantially due to increased operations with the entry in the agreement with GEIL and our change of business to the carbon offset business and expenses relating to the Company’s restructure.  Current liabilities from continuing operations were comprised of: (i) $20,610 in accounts payable and accrued liabilities ($8,957 – December 31, 2011); (ii) $262,190 in accounts payable –related parties ($Nil – December 31, 2011); (iii) $784,016 for advances payable – related parties ($Nil as of December 31, 2011) and (iv) $199,163 by way of short term loans ($Nil – December 31, 2011).  Current liablilities from discontinued operations totaled $$381,489 as at June 30, 2012 as compared to $426,433 as at the fiscal year ended December 31, 2011.

As of the date of this Quarterly Report, we have yet to generate any revenues from our business. However, we expect to have revenues during fiscal year 2013, as we develop the market for our carbon offsets.

We estimate that in the next twelve months we will require a minimum of $8,000,000 of which we will expend approximately $3,000,000 for operations, $1,000,000 for certifications (PDD) and $4,000,000 for acquisitions. On June 28, 2012, The Board of Directors passed a resolution authorizing the sale of units of common shares to raise up to an amount of $8,000,000 dollars. The subscription will consist of Units that include one common share and one common share purchase warrant. Both the common shares and warrant shall be restricted shares. This will enable us to obtain certifications for our carbon offsets, and to pursue other projects that will allow us to maximize revenues.   We expect that by the second quarter of the next fiscal year we will commence generating revenues from our projects.

We are a development stage company and are in the early stages of developing our business plan. As of the date of this report, we have acquired properties but not generated any revenues from them and are just commencing operations under our new business initiative. As a result, we have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows until such time as we certify our properties and commence the sale of accredited carbon offsets. Our ability to continue may prove more costly than we currently anticipate and we may incur significant additional costs and expenses. These conditions could further impact our business and may have an adverse effect on our financial position, results of operations and/or cash flows.

We cannot sustain our operations from existing working capital as we have not generated any revenues and there can be no assurance at this time that we can generate significant revenues from operations.

We will require additional working capital, as we currently have inadequate capital to fund all of our business strategies, which could severely limit our operations. Subsequent to our fiscal year ended December 31, 2011, our officers and directors have advanced loans for operations and we have determined to undertake an offering of our common stock to raise approximately $8,000,000 in capital, as indicated above. There can be no assurance that any financing will be available or accessible on reasonable terms, either by way of an equity financing or debt. If we cannot raise any additional funding we may either have to suspend operations until we do raise the funds, or cease operations entirely.

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

Proposed Program

Subject to having sufficient capital, which we have not yet raised, we intend to proceed with a proposed work program as recommended by a consulting scientist to be retained by us. We intend to initiate a Project Development Documents (PDDs) and baseline which will allow us to compile data and profile the Properties.

Engage Consultants
We are looking to engage consulting firms that specialize in overseeing the design and implementation of greenhouse gas reduction/sustainability plans, and managing the generation of carbon and renewable energy and energy efficiency credits. Through these consultants we hope to determine the eligibility, feasibility and marketing channels available to sell carbon offsets generated by our business operations. We have not yet entered into any formal agreements with any consultants.

Initiate Calculations
We are currently calculating the carbon offset potential of our initial projects by growth and yield data. The carbon potential will be used to calculate revenues while costs will be determined by verification of price, overhead and monitoring costs.

Sale of Non-Verified Offsets
We do currently intend to sell verified offsets; however, it does remain a viable option to sell non-verified offsets via our website to generate revenue before we have the project verified. We do plan to verify the offsets as soon as practicable as verified offsets command a premium.

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

ITEM 4.                               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2012, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 16, 2012, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

On June 13, 2012 the Financial Industry Regulatory Agency (FINRA)  requested certain documents related to the Identified Intangible Assets (Note 5 (2)) - specifically:

1.           A copy of the Appraisal Report for the Hacienda Juval Property (the “Property Report”) conducted by Paul A. Tufino.

2.           A copy of Paul A. Tufino’s translated resume.

3.           Copies of any and all payments related to the commissioning of the Property Report, which include, but should not be limited to, copies of all checks, journal entries, bank wire advices, the name of the individual requesting the wire, the name of the individual or entity receiving the wire, date, amount, financial institution and account number of each transaction.

FINRA also indicated that this inquiry should not be construed as an indication that the staff has determined that any violations of the rules of the FINRA or federal securities laws have occurred, or as a reflection upon the merits of the securities involved or upon any person who effected transactions in such securities.

The Company complied with the request and forwarded the requested documents on June 27, 2012.

On June 28, 2012, The Board of Directors passed a resolution authorizing the sale of units of common shares up to an amount of $8,000,000 dollars. The subscription will consist of Units that include one common share and one common share purchase warrant. Both the common shares and warrant shall be restricted shares.

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

BLUFOREST INC. (FORMERLY GREENWOOD GOLD RESOURCES, INC.)

Date: August 14, 2012	By:	/s/ Charles Miller
Charles Miller
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer)