Form 10-Q/A
period 2012-06-30
Bluforest Inc.
filed 2012-09-17
CIK 1440172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10–Q/A to Bluforest, Inc.’s quarterly report on Form 10–Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–Q. This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description
3.1	Articles of Incorporation	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on July 18, 2008
3.1(1)	Certificate of Change to Articles of Incorporation filed with the Nevada Secretary of State	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 17, 2011
3.1(2)	Certificate of Amendment to Articles of Incorporation filed with the Nevada secretary of State regarding the decrease in authorized capital	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on June 16, 2011
3.2	Bylaws	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on July 18, 2008
10.1	Option Agreement between the Company and Candorado	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 22, 2011
10.2	Option Agreement between the Company and Robert Rosenblat dated October 27, 2011	Incorporated by reference to our Form 10-K filed with the Securities and Exchange Commission on April , 2012.
10.3	Acquisition Agreement between the Company and Ocean View Real Estate Company Ltd.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 22, 2012
10.4	Purchase and Acquisition Agreement dated March 30, 2012, between the Company and Global Environmental Investments Ltd.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on April 11, 2012.
14.1	Code of Ethics	Incorporated by reference to our Form 10-K filed with the Securities and Exchange Commission on March 31, 2009
99.9	Appraisal dated January 1, 2012 regarding the Property prepared by Msc. Paul Tufino M. Corporacion, SIMBIOE	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on April 11, 2012.
31.1	Section 302 Certification – Principal Executive Officer	Incorporated by reference to our Form 10-Q filed with the Securities and Exchange Commission on August 14, 2012
31.2	Section 302 Certification – Principal Financial Officer	Incorporated by reference to our Form 10-Q filed with the Securities and Exchange Commission on August 14, 2012
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Incorporated by reference to our Form 10-Q filed with the Securities and Exchange Commission on August 14, 2012
101.INS	XBRL Instance Document**	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema**	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase**	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase**	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**	Filed herewith

 **Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BLUFOREST INC. (FORMERLY GREENWOOD GOLD RESOURCES, INC.)

Date: September 13, 2012	By:	/s/ Charles Miller
Charles Miller
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer)