Form 10-Q
period 2012-09-30
Bluforest Inc.
filed 2012-11-19
CIK 1440172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

104,193,166 common shares outstanding as of November 7, 2012
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)

PART I

ITEM 1.                                FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended September 30, 2012, and are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Page
Unaudited Consolidated Financial Statements

Unaudited Consolidated Balance Sheets	5

Unaudited Consolidated Statements of Operations	6

Unaudited Consolidated Statements of Cash Flows	7

Notes to Unaudited Consolidated Financial Statements	8 to 22

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	September 30, 2012 (unaudited)	December 31, 2011 (audited)
ASSETS
Current
Cash	$8,116	$-
Other receivable	12,810	-
Damage deposit	3,050
Prepaid Expenses	1,039	300
Total Current Assets	25,015	300

Equipment, net	2,706	-
Identified Intangible Assets (Note 5)	698,875,000	-

Total Assets	$698,902,721	$300

LIABILITIES
Current
Bank indebtedness	$-	$15
Accounts payable and accrued liabilities	362,353	8,957
Accounts payable - related parties	472,348	-
Advances payable	476,026	-
Advances payable – related parties	400,713	-
Discontinued operations	383,493	426,433
Total Current Liabilities	2,094,933	435,405

STOCKHOLDERS’ DEFICIT
Capital stock –
Authorized:
$0.001 par value, 400,000,000 common shares authorized;
104,193,166 and 424,500 common shares issued and outstanding at September 30, 2012 and December 31, 2011	104,193	424
Additional Paid-in Capital	974,565,283	726,149
Other comprehensive income (loss)	(12,019)	-
Accumulated deficit during the exploration stage	(1,186,692)	(1,161,678)
Accumulated deficit during the development stage	(276,662,977)	-
Total Stockholders’ Equity (Deficit)	696,807,788	(435,105)
Total Liabilities and Stockholders’ Equity (Deficit)	$698,902,721	$300

The accompanying notes are an integral part of these consolidated financial statements

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
For the three and nine month period ended September 30, 2012 and 2011 and for period from inception to September 30, 2012
(Stated in US Dollars)
					Cumulative results
	Three Months Ended		Nine Month Ended		From March 26, 2008
	September 30,		September 30,		(date of inception) to
	2012	2011	2012	2011	September 30, 2012

Revenue	$-	$-			$-

Operating Expenses
Impairment of identified intangible asset	-	-	75,000,000	-	75,000,000
Depreciation	267	-	508	-	508
Professional fees	78,539	-	150,757	-	150,757
Consulting fees	589,072	-	1,338,956	-	1,338,956
General and administrative expenses	52,946	-	210,324	-	210,324
Loss from continuing operations	(720,824)	-	(76,700,545)	-	(76,700,545)

Other income (expense)
Loss on shares issued to settle debt	-	-	(199,940,000)	-	(199,940,000)
Interest expense	(7,788)	-	(22,432)	-	(22,432)
Loss before discontinued operations	(728,612)	-	(276,662,977)	-	(276,662,977)
Loss from discontinued operations	(2,004)	(665,214)	(25,014)	(1,027,962)	(1,186,692)

Net Loss	$(730,616)	$(665,214)	$(276,687,991)	$(1,027,962)	$(277,849,669)

Comprehensive loss
Net loss	$(730,616)	$(665,214)	$(276,687,991)	$(1,027,962)	$(277,849,669)
Other comprehensive loss	(21,424)	-	(12,019)	-	(12,019)
Comprehensive loss	$(752,040)	$(665,214)	$(276,700,010)	$(1,027,962)	$(277,861,688)

Net loss per share – basic and diluted
Continuing operations	$(0.01)	$-	$(3.71)	$-
Discontinued operations	$(0.01)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding – basic and diluted	127,192,883	204,363,018	75,124,834	168,441,060

The accompanying notes are an integral part of these consolidated financial statements

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine month period ended September 30, 2012 and 2011
and for period from inception to September 30, 2012
(Stated in US Dollars)
			Cumulative results
	Nine Months Ended		From March 26, 2008
	September 30,		(date of inception) to
	2012	2011	September 30, 2012
Cash flows from operating activities
Net loss	$(276,687,991)	$(1,027,962)	$(277,849,669)
Adjustments to reconcile non-cash items to cash used by operations:
Stock based compensation	7,904	-	7,904
Impairment of identified intangible asset	75,000,000	-	75,000,000
Loss on stock issued to settle debt	199,940,000	-	199,940,000
Depreciation	508	-	508
Adjustments to reconcile net loss to cash used by operations:
Other receivables	(12,810)	-	(12,810)
Bank indebtedness	(15)		-
Accounts payable and accrued liabilities	353,396	-	353,396
Accounts payable – related parties	472,348	-	472,348
Damage deposit	(3,050)	-	(3,050)
Prepaid expenses	(739)	-	(739)
Net cash provided by (used in) continuing operating	(930,449)	-	(2,092,112)
Net cash provided by (used in) discontinued operating	17,060	825,250	885,942
Net cash provided by (used in) operating activities	(913,389)	(202,712)	(1,206,170)

Cash flows from Investing Activities
Purchase of equipment	(3,214)	-	(3,214)
Net cash provided by (used in) continuing operating	(3,214)	-	(3,214)
Net cash provided by (used in) discontinued operations	-	-	-
Net cash provided by (used in) investing activities	(3,214)	-	(3,214)

Cash flows from Financing Activities
Short term loan	476,026	-	476,026
Advances from related parties	581,069	-	581,069
Repayment advances from related parties	(180,356)		(180,356)
Shares issued from private placement	60,000	-	60,000
Net cash provided by (used in) continuing operations	936,739	-	936,739
Net cash provided by (used in) discontinued operations	-	202,830	292,781
Net cash provided by (used in) financing activities	936,739	202,830	1,229,520

Effects of foreign exchange	(12,020)	-	(12,020)

Increase (decrease) in cash during the period	8,116	118	8,116
Cash, beginning of period	-	-	-
Cash, end of period	$8,116	$118	$8,116

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash transactions:
Stock options granted for consulting fees	7,904	-	7,904
Stock issued for acquisition of intangible assets	773,875,000	-	773,875,000
Stock issued for debt settlements	200,000,000	-	200,000,000
Non cash transactions provided by discontinued operations	65,000	683,498	748,498
	$973,947,904	$683,498	$974,631,402
The accompanying notes are an integral part of these consolidated financial statements

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended September 30, 2012

Note 1 – Organization and summary of significant accounting policies

Organization and nature of business

Blueforest Inc. (formerly: Greenwood Gold Resources, Inc.) (the “Company”) was incorporated in the State of Nevada on March 25, 2008. The Company, previously an Exploration Stage Company became a Development Stage Company on March 30, 2012. A Development Stage Company, is defined by ASC 915-10 “Accounting and Reporting by Development Stage Enterprises”. During the quarter ended March 31, 2012, through various agreements described below under “Note 5 – Purchase of Acquisition Agreement and Commitments”, the Company revised its business plan, which formerly had been to acquire, explore and develop mineral properties, to focus on the area of carbon offsets marketing. The offsets will be validated and verified for sale to companies, organizations, foundations, and other entities that, for regulatory, branding, policy and corporate social responsibility reasons, wish to offset their carbon footprints to support climate change mitigation efforts. The Company’s current focus will be on the prevention of deforestation and degradation of forested lands as well as reforestation, working with entities that strive to provide benefits to indigenous people in the local areas of our project scope. As a result of this change in business and corporate focus, the Company discontinued its mineral exploration operations and became a Development Stage Company.

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
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended September 30, 2012

Note 1 – Organization and summary of significant accounting policies - continued

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

On March 30, 2012, the Company entered into a purchase of acquisition agreement (“Purchase of Acquisition Agreement”) with Global Environmental Investments Limited, a Belize corporation (“GEIL”), regarding a property known as “El Juval” (the “Property”) which encompasses approximately 105,000 hectares of property in Ecuador. Previously, GEIL had entered into an acquisition agreement (the “Acquisition Agreement”) with Fundacion Nelson Velasco Aguirre, a foundation established pursuant to the law of Ecuador (“NVA”) under which agreement NVA transferred control of the Property to GEIL. NVA held title and maintained legal ownership of the Property but permitted control over the Property to pass to GEIL through a voting trust agreement dated March 16, 2012 (the “Voting Trust Agreement”) among NVA, GEIL and Fred Nikoo, as voting trustee.  On June 15, 2012, the Company appointed Amanda Miller as the voting trustee on behalf of the Company in the place of Mr. Nikoo.

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
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended September 30, 2012

 Note 2 - Going concern

We have negative working capital, and have incurred substantial losses since inception, and have not yet generated revenues.  We are in the Development Stage and while the Company is currently working to monetize certain assets acquired to allow revenues to be generated from the sale of carbon offsets, there are a number of steps to be undertaken prior to being able to realise any revenue from these operations, including but not limited to: (1) obtaining local and national authorization and/or permitting as may be required to meet the necessary criteria to market carbon offsets; (2) industry standard certifications that validate and verify the nature and value of carbon offsets to allow sale of these offsets to global markets; (3) location of a suitable market for the sale of the offsets once verified; (4) raising of additional capital to undertake the Company’s existing business plan; (4) retention of personnel, consultants and management to undertake the Company’s current business plan.  These factors and other factors, which may as yet be unidentified, create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of September 30, 2012, and the results of operations and cash flows for the nine months ending September 30, 2012 have been included. The results of operations for the nine months ending September 30, 2012 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2012.

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
For the nine months ended September 30, 2012

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

No significant realized exchange gains or losses were recorded to September 30, 2012.

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
For the nine months ended September 30, 2012

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

Recent Accounting Pronouncements

ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment is applicable to fiscal years beginning after December 15, 2011. Early application is permitted. The Company is currently assessing the impact this standard will have on its financial statements.

The Company does not expect the adoption of any other recent accounting pronouncements will have a material impact on its financial statements.

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended September 30, 2012

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

Note 5 – Identified Intangible Assets

The following table summarizes the movements in each group of identified intangible assets during the nine months period ended September 30, 2012:

	Property One	Property Two	Total
December 31, 2011	$-	$-	$-
Additions	600,000,000	173,875,000	773,875,000
Impairment expenses	(75,000,000)	-	(75,000,000)
Amortization expenses	-	-	-
Balance, September 30, 2012	$525,000,000	$173,875,000	$698,875,000

(1)	ORE Agreement

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

On March 30, 2012, the Company entered into a purchase of acquisition agreement (“Purchase of Acquisition Agreement”) with Global Environmental Investments Limited, a Belize corporation (“GEIL”), regarding the Property (as defined above), which at the date of the Purchase of Acquisition Agreement includes an additional 25,000 hectares so that it encompasses a total of  approximately 105,000 hectares. On March 16, 2012, GEIL had entered into an acquisition agreement (the “Acquisition Agreement”) with Fundacion Nelson Velasco Aguirre, a foundation established pursuant to the law of Ecuador (“NVA”). In accordance with the Acquisition Agreement, NVA transferred control of the Property to GEIL. NVA held title and maintained legal ownership of the Property but permitted control over the Property to pass to GEIL through a voting trust agreement dated March 16, 2012 (the “Voting Trust Agreement”) among NVA, GEIL and Fred Nikoo, as voting trustee. Effective June 15, 2012, Amanda Miller replaced Fred Nikoo as Voting Trustee.

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
For the nine months ended September 30, 2012

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

During the nine month periods ended September 30, 2012, the Company issued the 75,000,000 shares to GEIL, and 25,000,000 shares to settle the $60,000 debt. The amount payable to Mr. Jovanovic is in dispute and has become the subject of a court action and therefore remains outstanding.

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
For the nine months ended September 30, 2012

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

In exchange for the right of the Company to own the Property outright, the consideration shall be One hundred and Seventy Three Million, Eight Hundred and Seventy Five Thousand Dollars USD ($173,875,000), which payment shall be paid by the Company to Ecuador Farms S.A. and/or its designees through the issuance of 26,750,000 shares of newly issued restricted common stock of the Company valued at the market value on the date of issue of $6.50 per share. The stock certificates shall be held in escrow by the Escrow Agent until the definitive transfer of the Property by Ecuador Farms S.A. to the Company shall occur and the Company shall provide its written authorization to the Escrow Agent to release the stock certificates to Ecuador Farms S.A. and/or its designees. In the event the Property is not definitively transferred by Ecuador Farms to the Company as set out in paragraph 5(g) subparagraphs (i), (ii), (iii) and (iv) of the Acquisition Agreement, the Escrow Agent shall return the share certificates to the transfer agent for cancellation and the 26,750,000 shares shall be returned to treasury. In that event, the Agreement shall then be deemed null and void.  The shares remain in escrow as of September 30, 2012 until the definitive transfer of the Property by Ecuador Farms S.A. occurs.

 (4)  Letter of Intent (LOI) - Commonwealth of Northern Ecuador (MNE)

On July 2, 2012, the Company entered into a Letter of Intent (“LOI”) with the Commonwealth of Northern Ecuador wherein BluForest will be granted the rights to carbon credits developed from 1.5 Million hectares of the Commonwealth’s lands. Upon certification to REDD+ standards, the LOI assures BluForest a minimum of 3.4 Million carbon credits annually for a period of five years and contemplates a further five year period pending mutual consent. It is intended by the parties that the LOI will be superseded by a formal agreement within twenty-one days upon completion of due diligence by the parties.  Due diligence period has been extended and continues as at September 30, 2012.

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended September 30, 2012

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
For the nine months ended September 30, 2012

Note 6 – Discontinued Operations (continued)

As a result of the Purchase of Acquisition Agreement on March 30, 2012 (ref: Note 5 – Purchase of Acquisition Agreement and Commitments), the Company changed its business focus from mining (exploration stage) to marketing of carbon offsets (development stage). Accordingly, the Company has reported discontinued operations on its statement of operations, classified as follows:

	Nine months ended September 30, 2012	Nine months ended September 30, 2011	From March 26, 2008 (date of inception) to September 30, 2012
Discontinued Operating Expenses
Professional fees	$2,500	$268,780	$336,668
Mineral property costs	-	5,417	14,034
Salaries and benefits	10,000	90,000	135,500
General and administrative expenses	454	49,267	72,475
Loss on mineral property	5,000	614,498	619,498
Interest expense	7,060	-	8,517
Total Discontinued Operations	$25,014	$1,027,962	$1,186,692

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

Note 7 – Equipment

Equipment is recorded at cost. Depreciation of equipment is provided using the straight-line method over the assets estimated useful lives of approximately 3 to 5 years. Equipment, as of September 30, 2012 and December 31, 2011, consisted of the following:

	Estimated Useful Lives	September 30, 2012	December 31, 2011

Computer Equipment	3 Years	$3,214	$-
Accumulated depreciation		(508)	-
		$2,706	$-

Depreciation expense for the nine month periods ended September 30, 2012 was $508 and 2011 were NIL.

Note 8 – Short-term Loans

The following table provides details of the Company’s short-term loans transactions during the nine month period ended September 30, 2012:

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended September 30, 2012

Note 8 – Short-term Loans (continued)

	Discontinued Operations		Advances Payable		Accounts Payable
Balance, December 31, 2011	$159,938	(a)	$-		$-
Advances funds to the company			476,026	(c),(d),(e)
Debt settlement to shares	(60,000)		-
Accrued interest	7,060				8,825	(c),(d),(e)
Balance, September 30, 2012	$106,998		$476,026		$8,825

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

During the nine month period ended September 30, 2012, the Company recorded an interest expense of $7,060 in respect of the aforementioned loans, which amount is reflected on the balance sheets as discontinued operations.

As at September 30, 2012, the Company owed $99,385 in short term loans to non-related parties. The amounts owing are unsecured, bear interest at 8% per annum, and are due on demand, which amount is reflected on the balance sheets as discontinued operations.

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
As at September 30, 2012, the Company owed $4,023 in short term loans to non-related parties. The amounts owing are unsecured, bear interest at 8% per annum, and are due on demand, which amount is reflected on the balance sheets as advances payable.

During the nine month period ended September 30, 2012, the Company recorded an interest expense of $158 in respect of the aforementioned loans, which amount is reflected on the balance sheets as accounts payable and accrued liabilities.

(d) On May 18, 2012, the Company received funds from another lender in the amount of $203,340 (CAD$200,000) for operations. The amounts owing are unsecured, bear interest at 8% per annum, and are due on demand, which amount is reflected on the balance sheets as advances payable.

During the nine month period ended September 30, 2012, the Company recorded an interest expense of $6,017 in respect of the aforementioned loans, which amount is reflected on the balance sheets as accounts payable and accrued liabilities

(e) On August 16, 2012, the Company received funds from another lender in the amount of $268,663 US (CAD$264,250) for operations. The amounts owing are unsecured, bear interest at 8% per annum, and are due on demand, which amount is reflected on the balance sheets as advances payable

During the nine month period ended September 30, 2012, the Company recorded an interest expense of $2,650 in respect of the aforementioned loans, which amount is reflected on the balance sheets as accounts payable and accrued liabilities.

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended September 30, 2012

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

On June 27, 2012, the Company issued 26,750,000 shares of restricted common stock to Ecuador Farms S.A. per the Acquisition Agreement (Ref Note 5 (3) - Purchase of Acquisition Agreement, Acquisition Agreement and Commitments). The Company valued these restricted common shares at the fair market on the date of execution of the Acquisition Agreement of $6.50 per share or $173,875,000.  The shares are held in escrow until the definitive transfer of property occurs from Ecuador Farms S.A.

During the nine month period ended September 30, 2012, the Company issued 16,666 shares of common stock at $3 and 2,000 shares of common stock at $5 per share for cash proceeds of $60,000.

On September 30, 2012 the Board of Directors and the controlling shareholder of the Company, Global Environmental Investments Ltd. (“G.E.I.L.”), approved the surrender for cancellation of 23 Million shares owned by G.E.I.L. The shares were surrendered voluntarily by G.E.I.L. and no consideration was provided by the Company. Effective upon the cancellation of the shares surrendered by G.E.I.L., the total issued and outstanding shares will be 104,193,166.

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

The following table summarizes information concerning stock options outstanding as of September 30, 2012:

	Shares	Weighted Average Grant Date Fair Value

Unvested, at December 31, 2011	-	-
Granted	3,000,000	$1.00
Vested	1,000,000
Forfeited	-
Unvested, at September 30, 2012	2,000,000	$1.00

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended September 30, 2012

Note 10 – Stock options (continued)

The Company recognized stock-based expense as consulting fees of $7,904 during the nine month period ended September 30, 2012. Unrecognized compensation expense related to outstanding stock options as of September 30, 2012 was $15,981 and is expected to be recognized as $7,984 and $7,997 in 2013 and 2014, respectively.

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

The following table presents the range of the weighted average fair value of options granted and the related assumptions used in the Black-Scholes model for stock option grants made during the six month period ended September 30, 2012:

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

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended September 30, 2012

Note 11 – Related party transactions

(1)	Advances from related parties:

The following table summarize the advances from related parties:

	Principal Amount	Accrued Interest on Notes payable	Repayment	Balance September 30, 2012
CEO/CFO (a)	$180,356	$8,642	$(188,998)	$-
President (b)	400,713	13,350	-	414,063
	$581,069	$21,992	$(188,998)	414,063

(2)	Services provided from related parties:

	Consulting fees, including in-house legal services	Payments	Balance September 30, 2012
CEO/CFO (a)	$500,000	$41,002	$458,998
President (b)	98,922	98,922	-
Secretary (c)	49,880	49,880	-
Former CFO, Treasurer (d)	10,889	10,889	-
	$659,691	$200,693	$458,998

(a)
Charles Miller was appointed as the President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and sole member of the Board of Directors of the Company effective February 15, 2012 to serve until his successor is duly elected.

(b)	James Donihee is the sole officer and director of the Company’s wholly-owned subsidiary, BluForest Canada Ltd. and is the President and a director of the Company.

(c)	Amanda Miller was appointed as Secretary of the Company on April 2, 2012. Amanda Miller is the daughter of Charles Miller, the Company’s Chief Executive Officer and a member of the board of directors.

(d)	John Shimell is the Former Treasurer, Chief Financial Officer and Director. He resigned effective May 25, 2012.

(e)	James Donihee resigned as a Director of BluForest Inc. and as a Director of Bluforest Canada Ltd. on November 1, 2012.

(f)	James Donihee resigned as President of BluForest, Inc. and Bluforest Canada Ltd., on November 1, 2012.

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
(A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended September 30, 2012

Note 12 – Subsequent Events

On July 2, 2012, the Company entered into a Letter of Intent (“LOI”) with the Commonwealth of Northern Ecuador wherein BluForest will be granted the rights to carbon credits developed from 1.5 Million hectares of the Commonwealth’s lands. The due diligence period has been extended and continues as at September 30, 2012.

On October 8, 2012 BluForest Inc. (the "Company") entered into a "Letter of Intent" ("LOI") with UK based Profoco (Protection of Forests and Conservation). Pursuant to the terms of the LOI and subject to further negotiation, BluForest is granted an option to acquire PROFOCO for share based and/or monetary consideration that will be finalized during the due diligence process. It is intended by the parties that the LOI will be superseded by a formal agreement upon completion of due diligence.

On November 1, 2012, James Donihee resigned as a Director of BluForest Inc. and as a Director of BluForest Canada Ltd., the Company's wholly owned subsidiary. Charles Miller CEO accepted Mr. Donihee's resignation as Director of BluForest Canada Ltd. and BluForest Inc., and is the sole officer and director of BluForest, Inc. following the resignation.

On November 1, 2012, James Donihee resigned as President of BluForest, Inc. and BluForest Canada Ltd., the Company's wholly owned subsidiary. Mr. Donihee did not resign as a result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

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

RESULTS OF OPERATIONS

Three Month Period Ended September 30, 2012 Compared to Three Month Period Ended September 30, 2011

We generated no revenue for the three month periods ended September 30, 2012 and September 30, 2011, respectively.

During the three month period ended September 30, 2012, we incurred operating expenses from continuing operations of $766,205 as compared to $Nil incurred during the three month period ended September 30, 2011, an increase of $766,205. The increase in operating expenses was primarily attributable to the following items: (i) Professional fees of $78,539; (ii) Consulting fees of $589,072; and (iii) general and administrative expenses of $52,947. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, and marketing costs. Professional fees include accounting and tax service fees, consulting fees, and legal fees.

During the three month period ended September 30, 2012, we incurred a net loss from continuing operations of $728,612, including interest expenses of $7,788.

As a result of the Purchase of Acquisition Agreement on March 30, 2012 (ref: Note 5 – Purchase of Acquisition Agreement and Commitments), the Company changed its business focus from mining (exploration stage) to marketing of carbon offsets (development stage). Accordingly, the Company has reported discontinued operations on its statement of operations for the three month periods ended September 30, 2012 and 2011, and from inception to date, classified as follows:

	Three months ended September 30, 2012	Three months ended September 30, 2011
Discontinued Operating Expenses
Professional fees	$-	$13,117
Mineral property costs	-	-
Salaries and benefits	-	30,000
General and administrative expenses	-	7,599
Loss on mineral property	-	614,498
Interest expense	2,004	-
Total Discontinued Operations	$2,004	$665,214

Nine Month Period Ended September 30, 2012 Compared to Nine Month Period Ended September 30, 2011

We generated no revenue for the three and nine month periods ended September 30, 2012 and September 30, 2011, respectively.

During the nine month period ended September 30, 2012, we incurred operating expenses from continuing operations of $76,700,546 as compared to $Nil incurred during the nine month period ended September 30, 2011, an increase of $76,700,546. The increase in operating expenses was primarily attributable to the following items: (i) Impairment charge on identified intangible assets of $75,000,000 (Note 5 above); (ii) Professional fees of $72,218;(iii) Consulting fees of $749,884;and (iv) general and administrative expenses of $157,378. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, and marketing costs. Professional fees include accounting and tax service fees, consulting fees, and legal fees.

During the nine month period ended September 30,  2012 we incurred a net loss from continuing operations of $276,662,977, including interest expenses of $22,432, and a loss on the settlement of debt of $199,940,000 (Note 7 above).

As a result of the Purchase of Acquisition Agreement on March 30, 2012 (ref: Note 5 – Purchase of Acquisition Agreement and Commitments), the Company changed its business focus from mining (exploration stage) to marketing of carbon offsets (development stage). Accordingly, the Company has reported discontinued operations on its statement of operations for the nine month periods ended September 30, 2012 and 2011, and from inception to date, classified as follows:

	Nine months ended September 30, 2012	Nine months ended September 30, 2011	From March 26, 2008 (date of inception) to September 30, 2012
Discontinued Operating Expenses
Professional fees	$2,500	$268,780	$336,668
Mineral property costs	-	5,417	14,034
Salaries and benefits	10,000	90,000	135,500
General and administrative expenses	454	49,267	72,475
Loss on mineral property	5,000	614,498	619,498
Interest expense	7,60	-	8,517
Total Discontinued Operations	$25,014	$1,027,962	$1,186,692

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended September 30, 2012

As of September 30, 2012, our current assets were $25,015 as compared to $300 as at December 31, 2011 and our current liabilities were $2,094,933 ( $435,405 as at December 31, 2011) , resulting in a working capital deficit of $1,719,235 as at September 30, 2012 ($435,105 as at December 31, 2011).   The increase in current assets was mainly due to an increase in cash in the amount of $8,116 ($nil as of December 31, 2011).   We had total assets of $698,902,721 as at the nine months ended September 30, 2012 as compared to total assets of $300 for the fiscal year ended December 31, 2011.  This substantive change is mainly due to Identified Intangible and Tangible Assets of $698,875,000 which are related to the value of the shares issued to enter into the Purchase of Acquisition Agreement with GEIL (Note 5 (2) above), and the Acquisition Agreement with Ecuador Farms S.A.(Note 5 (3) above) with no comparable amounts for the fiscal year ended December 31, 2011.Our current liabilities as of September 30, 2012 increased substantially due to increased operations with the entry in the agreement with GEIL and our change of business to the carbon offset business and expenses relating to the Company’s restructure.  Current liabilities from continuing operations were comprised of: (i) $362,353 in accounts payable and accrued liabilities ($8,957 – December 31, 2011); (ii) $472,348 in accounts payable –related parties ($Nil – December 31, 2011); (iii) $400,713 for advances payable – related parties ($Nil as of December 31, 2011) and (iv) $476,026 by way of short term loans ($Nil – December 31, 2011).  Current liabilities from discontinued operations totaled $$383,493 as at September 30, 2012 as compared to $426,433 as at the fiscal year ended December 31, 2011.

As of the date of this Quarterly Report, we have yet to generate any revenues from our business. However, we expect to have revenues during fiscal year 2013, as we develop the market for our carbon offsets.

We estimate that in the next twelve months we will require a minimum of $8,000,000 of which we will expend approximately $3,000,000 for operations, 1,000,000 for certifications (PDD) and $4,000,000 for acquisitions. This will enable us to obtain certifications for our carbon offsets, and to pursue other projects that will allow us to maximize revenues.   We expect that by the second quarter of the next fiscal year we will commence generating revenues from our projects. This budget does not include any funds for the acquisition of any additional projects.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2012, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 16, 2012, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are investigating the expenses presented by a former officer as to propriety and proper recording. The amount due to him, which includes the questioned expenses, is listed as disputed in the Form 10-Q. The amounts in question will not a material effect on the financial statements."

Amounts owed to Mr. Jovanovic remain in dispute and has become the subject of a court action and therefore remains outstanding.

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On 15 June 2012 the Company issued a total of 16,666 shares to Brian Lorenz in respect to a private placement of the Company's common stock at $3.00 whereby Brian Lorenz acquired a total of 16,666 shares at $3.00 per share for total consideration of $50,000.

On 10 August 2012 the Company issued a total of 2,000 shares to Dennis Warren & Lois Duke in respect to a private placement of the Company's common stock at $5.00 whereby Dennis Warren & Lois Duke acquired a total of 2,000 shares at $5.00 per share for total consideration of $10,000.

The shares of common stock with respect to the aforementioned private placements were issued to 3 non-United States investor in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The investors acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from the Company’s management concerning any and all matters related to acquisition of the securities.

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

Amanda Miller was appointed as Secretary and an officer of the Company on April 2, 2012. Amanda Miller is the daughter of Charles Miller, the Company’s Chief Executive Officer and a member of the board of directors.

On May 25, 2012, John Shimell resigned as Treasurer and Chief Financial Officer and a director the Company.  Mr. Shimell did not resign as a result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

On June 28, 2012, The Board of Directors passed a resolution authorizing the sale of Treasury Stock up to an amount of $8,000,000 dollars.  The subscription will consist of Units that include one common share and one common share purchase warrant.  Both the common shares and warrant shall be restricted shares.

On July 16, 2012, the Company initiated its equity offering process. A Board Resolution of June 28, 2012 was completed and the amount sought was raised to $8,000,000 vice the initial $4,000,000 previously identified.  The offering consists of the sale of restricted securities to qualified investors using certain exemptions.  Units will sell at various prices and will consist of one common share and one common share purchase warrant.  Both shall be restricted shares. No subscriptions have been received as at September 30, 2012. Form D - Notice of Exempt Offering of Securities was filed with the SEC on August 16, 2012.

On May 25, 2012, the Board of Directors appointed Charles Miller, the Company's current Chief Executive Officer as Acting Chief Financial Officer and Treasurer. Mr. Miller will hold office until such time as the Company interviews and appoints a new Chief Financial Officer and Treasurer.
On September 30, 2012 the Board of Directors and the controlling shareholder of the Company, Global Environmental Investments Ltd. (“G.E.I.L.”), approved the surrender for cancellation of 23 Million shares owned by G.E.I.L. The shares were surrendered voluntarily by G.E.I.L. and no consideration was provided by the Company. Effective upon the cancellation of the shares surrendered by G.E.I.L., the Total Issued and Outstanding Shares will be 104,193,166.

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

BLUFOREST INC. (FORMERLY GREENWOOD GOLD RESOURCES, INC.)

Date: November 19,2012	By:	/s/ Charles Miller
Charles Miller
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer)