Form 10-K
period 2012-12-31
Bluforest Inc.
filed 2013-03-18
CIK 1440172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-53614
Commission File Number

BLUFOREST, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2294927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Ave. Republica del Salvador y Shyris Edificio Onix piso 10-C Quito Ecuador	N/A
(Address of principal executive offices)	(Zip Code)

(855) 509-5508
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
n/a	n/a

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

Yes	[X]	No	[ ]

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

Large accelerated filer	[ ]	Accelerated filer	[ X ]

Non-accelerated filer	[ ]	Smaller reporting company	[ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of voting common stock held by non-affiliates was approximately $178,380,579 as of June 29, 2012 assuming solely for the purpose of this calculation that all directors, officers and greater than 10% stockholders of the registrant are affiliates. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

103,474,000 common shares outstanding as of March 14, 2013

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

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this Annual Report, the terms "we," "us," "Company," "our" and "Greenwood" mean Greenwood Gold Resources, Inc. unless otherwise indicated.

ITEM 1.    BUSINESS

Corporate Information

Our Current Address is: Ave. Republica del Salvador y Shyris Edificio Onix piso 10-C Quito Ecuador.  Our telephone number is (855) 509-5508.

Our common stock is quoted on the OTCBB (“Over-the-Counter Bulletin Board”) under the symbol "BLUF".

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

General Development of Business

We were incorporated on March 26, 2008 in the State of Nevada for the purposes of exploring for minerals, including but not limited to gold and silver.

We had engaged in a verbal agreement to acquire and explore a mineral property located in Newfoundland, Canada with the Company’s Chief Executive Officer and shareholder – Gary D. Alexander. During fiscal 2010,, Mr. Alexander sold all of his shares of the Company and resigned from all offices and as a director, thus effecting a change in control of the Company.    As a consequence, the Company and Mr. Alexander agreed to terminate the option over the Newfoundland property.

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

On November 1, 2012, James Donihee resigned as a Director of BluForest Inc. and as a Director of Bluforest Canada Ltd., the Company's wholly owned subsidiary.  Charles Miller CEO accepted Mr. Donihee’s resignation as Director of BluForest Canada Ltd. and BluForest Inc., and is the sole officer and director of BluForest, Inc. following the resignation.

On January 21, 2013 FINRA confirmed receipt of all necessary documents and approvals for BluForest Inc. request for a 30:1 rollback. This corporate action will take effect at the open of business, 1/23/2013. The new symbol on this date will be BLUFD. Please note that a "D" has been appended as the 5th character for 20 business days including the effective date.
On December 5, 2012 our Board of Directors and one shareholder holding approximately 65.98% of our voting power as of the Record Date have giving written consent as of December 5, 2012, to approve the following:

1.	To amend the Company’s Articles of Incorporation to affect a 30 to 1 reverse stock split on the Company’s outstanding common stock (the “Reverse Split”).

These actions were approved on December 5, 2012, by our Board of Directors and two shareholders who hold a majority of issued and outstanding voting securities.

On January 10, 2013, Amanda Miller resigned as an Officer of BluForest Inc. Charles Miller CEO accepted Ms. Miller’s resignation as Officer of BluForest Inc.  Ms. Miller did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On November 21 the Company entered into a transaction for the pre-purchase of 66,000 Certified Emission Reduction Credits to Global Resource Energy (GBEN). Total purchase price of $660,000.00 is to be paid to BluForest in the form of 3,000,000 restricted shares of Global Resource Energy Inc.

Our Current Business

As the result of these acquisitions we are a carbon offsets marketing company. Initially, we intend to sell carbon offsets through our website to voluntary markets where no verification is required. A carbon offset is a reduction in emissions of carbon dioxide or greenhouse gases made in order to compensate for or to offset an emission made elsewhere. [Source: World Resources Institute]. Carbon offsets are measured in metric tons of carbon dioxide-equivalent and may represent six primary categories of greenhouse gases: carbon dioxide, methane, nitrous oxide, perfluorocarbons, hydrofluorocarbons and sulfur hexafluoride. One carbon offset represents the reduction of one metric ton of carbon dioxide or its equivalent in other greenhouse gases.

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

The Voluntary Market involves individuals, companies, and organizations who purchase carbon offsets voluntarily to mitigate or neutralize their own greenhouse gas emissions from transportation, electricity use, and other sources. These groups are not obligated to purchase carbon offsets, but choose to for various reasons. Carbon offset products used in voluntary markets are generally referred to as Verified Emissions Reductions (“VER’s”).

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

According to recent publications related to forest carbon markets, the average weighted price per tonne of CO2 sequestered went for $8.89 per tonne. Prices ranged from $1 to $50 with data taken from 78 different forest-based carbon projects located around the world. A typical 21 year old teak tree will have stored just over one metric ton of carbon dioxide and removed almost five metric tons of carbon dioxide from the atmosphere just by growing. When a tree is burnt down for land clearance, or dies and rots, the carbon stored therein is released once more into the atmosphere.

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

Intellectual Property

We do not have any intellectual property at this time, although we intend to trademark BluForest Inc. which is our intended company name and the name under which we will market our carbon assets.

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

Environmental Regulations

The environmental regulatory environment pertaining to carbon offset trading is evolving rapidly and is expected to remain volatile for the foreseeable future.  Currently several jurisdictions are either considering the introduction, or have introduced environmental regulations that will compel emitters to either reduce or offset their emissions thereby potentially have a positive effect on the carbon offset market.

We are currently compliant with all relevant environmental regulations.

Employees

We currently have engaged a total of four independent contractors.

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

Risks Relating to our Company

No history of Cash Revenues.

Our Company has a limited operating history, is in the development stage and has a history of operating losses. If our business plan is not successful and we are not able to operate profitably, then our stock may become worthless and investors may lose all of their investment in our Company.

We will not receive revenues from operations until we initiate sales of undeveloped carbon assets followed by further development of our projects and sale of certified carbon assets.

We have made advance sales of carbon assets totalling $743,000.

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

Our current officer and board of director has experience in the industry of ecosystem restoration and carbon credit validation.

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

Our profitability may be adversely affected by fluctuations in the rate of exchange of the U.S. dollar and other currencies we may do business in. The Company at this time does not expect to hedge against currency fluctuations and changes in exchange rates are beyond our control.

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

Our assets will be made up of the environmental rights attached to carbon stocks in forests. Forests are at risk to damage from fire, pests and diseases. The Company will implement strategies including fuels management, species composition management and pathogen assessments as part of routine monitoring procedures but often forces of nature are outside the control of the company and could require the company to incur losses in order to replace lost carbon stocks.

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

Our officers and directors do not own any shares and operations may be influenced by our controlling shareholders.

Charlie Miller, our sole officer and director holds 39,166,000  is the single largest shareholder represents approximately 37.85%, however he does not have controlling, voting shares of the company at this time and a proxy is required to be approved or declined for any changes.

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

Although, we are a reporting company and our common shares are quoted on the OTCBB, currently under the symbol “BLUF”, there is currently no active market for our common stock and an active trading market may not develop or, if it does develop, may not be maintained. Failure to develop or maintain an active trading market will have a generally negative effect on the price of our common stock, and you may be unable to sell your common stock or any attempted sale of such common stock may have the effect of lowering the market price and therefore your investment could be a partial or complete loss.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.    PROPERTIES

We have an office address at Ave. Republica del Salvador y Shyris Edificio Onix piso 10-C Quito Ecuador which is provided free of charge by legal counsel.  We closed operations in Canada on January 10, 2013 however are liable for the rent on the previous office of our Canadian subsidiary, BluForest Canada Ltd. We have a one year, renewable for an additional year for $3000 CDN per month, plus taxes which ceases March 31, 2013.

Subsequent to the period covered by this report, the Company divested of its mineral properties or allowed them to default and acquired an interest in certain land assets by way of acquiring the voting rights to Fundacion Nelson Velaso Aquirre, a foundation established pursuant to the laws of Ecuador (“NVA”). We have appended a copy of an Environmental Assessment update prepared by Paul Tufino.

NVA is the legal and beneficial owner of real estate property located in Ecuador known as “El Juval”.  NVA is under the control of the Company pursuant to a voting trust agreement granting the rights to vote to Amanda Miller, the former Secretary and current Counsel of our Company.

Location:

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

Conservation Importance of the area of El Juval:

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

Other Property

On June 27, 2012, the Company authorized the execution of that certain acquisition agreement between the Company and Ecuador Farms S.A., Develfarms, an Ecuadorian corporation, regarding property known as Hacienda Forestal San Agustin  consisting of approximately 30,000 Hectares in the province of Esmaraldas.

Other than the  Properties described above, we own no plants or other property.

ITEM 3.     LEGAL PROCEEDINGS

Jovanovic claim

In June, 2012 the Company’s former President, Branislav Jovanovic of Calgary, Alberta, Canada commenced arbitration proceedings against the Company with such proceedings filed with the International Centre for Dispute Resolution in Las Vegas, NV.  The statement of claim filed by the plaintiff in the arbitration proceedings alleged unpaid sums of approximately $150,000 USD.  The Company replied and filed a Statement of Defense in the arbitration proceedings on July 28, 2012.  The Company filed a statement of defense and asserted, amongst other things, that the arbitration proceedings should be terminated.  By way of a direction issued by the International Centre for Dispute Resolution on September 25, 2012 the arbitration was terminated and the claim was dismissed due to inaction by the Plaintiff in prosecuting his claim.

On July 30, 2012 the Company commenced legal proceedings in the Alberta Court of Queen’s Bench in Calgary, Canada against Branislav Jovanovic.  In the claim the Company alleged that Mr. Jovanovic had submitted false expense claims and made other demands for reimbursement for expenses claimed to have been incurred for the Company at the time that he was the sole director and officer.  At the time, in April, 2011 Mr. Jovanovic caused the Company to pay him for these claims with the issuance of stock to himself and other family members.  The amount sought to be repaid was approximately 70,000 shares and at the time the action was commenced, the value of those shares was approximately $300,000 USD.  On October 4, 2012 the Company sought and obtained a temporary injunction from the Alberta Court of Queen’s Bench in Calgary, Canada, stopping Mr. Jovanovic from trading those shares for a period.  After the Court granted an extension to late October, 2012, the temporary injunction expired.  The action is moving forward into document discovery this year.

The day after the initial injunction was granted by the Court in Alberta, Canada, and on October 5, 2012 Mr. Jovanovic started a new lawsuit in US Federal Court in Las Vegas NV seeking an unquantified claim against the Company in debt for a sum claimed to exceed $75,000 USD.  The Company believes that the demand is the same claim Jovanovic sought unsuccessfully in his arbitration proceedings.  In November, 2012 the Company applied in Federal Court to dismiss the Plaintiff’s complaint and on January 8, 2013 the Court did so and dismissed the entire action.  In issuing the order, Judge Hicks ruled that the exclusive jurisdiction for the parties’ dispute was Alberta, Canada where the Company’s action was filed.

Currently, all claims by or on behalf of Branislav Jovanovic against the Company have been dismissed.  The Company expects to continue to press forward with its action to require Mr. Jovanovic to account to the Company for his actions and explain his activities.  Any assessment of the action is premature at this time.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information

On February 23, 2009, our common stock was approved for quotation on the Financial Industry Regulatory Association’s Over-the-Counter Bulletin Board.  Our shares are listed under the trading symbol BLUF.

The first trade of our common stock occurred in the 3rd quarter of the most recent fiscal year.

Quarter	High ($) (1)	Low ($) (1)
4th Quarter ended 12/31/2012	90.009	1.2001
3rd Quarter ended 9/30/2012	180.018	105.0105
2nd Quarter ended 6/30/2012	180.9181	60.006
1st Quarter ended 3/31/2012	240.024	.6001

4th Quarter ended 12/31/2011	127.5128	66.0066
3rd Quarter ended 09/30/2011	630.063	135.0135
2nd Quarter ended 6/30/2011	15,151.52	225.0225
1st Quarter ended 3/31/2011	3,000.3	150.015

(1) After giving effect to a reverse split of 30 for 1 on January 21, 2013

Holders

As at March 14, 2013 the Company had 115 shareholders of record of its common stock.

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

Recent Sales of Unregistered Securities

None.

ITEM 6.      SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data. The selected consolidated statements of operations data set forth below for the years ended December 31, 2012, and 2011, and the consolidated balance sheet data as of December 31, 2012 and 2011, are derived from our audited consolidated financial statements and notes thereto included elsewhere herein. The selected historical consolidated statements of operations data set forth below for the years ended December 31, 2010 and 2009, and the consolidated balance sheet data set forth below as of December 31, 2010 and 2009, are derived from our audited consolidated financial statements not included herein. This data should be read in conjunction with and is qualified in its entirety by reference to the audited consolidated financial statements and the related notes included elsewhere in this annual report and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The financial data set forth below and discussed in this annual report are derived from the consolidated financial statements of Bluforest, its subsidiaries.

		Years Ended
		December 31,
	2012	2011	2010	2009	2008

Statement of Operations Data:

Net revenue	$-	$-	$-	$-	$-
Operating expenses:
Professional fees	514,563	-	-	-	-
Consulting fees	1,875,081	-	-	-	-
General and administrative expenses	238,771	-	-	-	-
Depreciation and amortization	777	-	-	-	-
Impairment of property for developing carbon assets	75,000,000	-	-	-	-
Loss on shares issued to settle debt	199,940,000	-	-	-	-
Interest expense	48,846	-	-	-	-
Net loss before discontinued operations	277,618,038	-	-	-	-
Net loss from discontinued operations (1)	27,018	1,065,533	49,030	16,359	30,756
Net loss	277,645,056	1,065,533	49,030	16,359	30,756

Basic and diluted loss per share	$103	$89	$6	$2	$4

Balance Sheet Data:

Cash and cash equivalents	$1,187	$-	$-	$7,320	13,099
Property for developing carbon assets	698,875,000	-	-	-	-
Total assets	698,962,128	300	-	7,960	13,099
Total current liabilities	3,684,652	435,405	53,070	12,500	1,280
Total liabilities	3,684,652	435,405	53,070	12,500	1,280
Working capital	(3,665,961)	(435,105)	(53,070)	(5,180)	11,819
Stockholders' equity (deficit)	695,277,476	(435,105)	(53,070)	(4,540)	11,819

(1) As a result of change in business due to execution of Purchase of Acquisition Agreement on March 30, 2012.   See Note 5- Property For Developing Carbon Assets to the Audited Consolidated Financial Statements included herein.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Summary

There is limited historical financial information about BluForest, Inc. upon which to base an evaluation of our performance.  We were previously an exploration stage company engaged in acquiring mineral properties for exploration.  However, we were unsuccessful in raising financing to acquire or explore any of the properties we had agreements for and therefore management determined to seek other acquisitions of merit which resulted in a change of control the Company and the acquisition of a project in Ecuador for the development and sale of carbon tax credits.

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

Our proposed program for our property

Subject to having sufficient capital, which we have not yet raised, we intend to proceed with a proposed PPD work program as recommended by a consulting scientist to be retained by us.  We intend to initiate a Project Development Document (PDD) and baseline which will allow us to compile data and profile the Property.

Engage Consultants

We are looking to engage consulting firms that specializes in overseeing the design and implementation of greenhouse gas reduction/sustainability plans, and managing the generation of carbon and renewable energy and energy efficiency credits. Through these consultants we hope to determine the eligibility, feasibility and marketing channels available to sell carbon offsets generated by United Nature’s Plantations. We have not entered into any formal agreements with any consultants.

Initiate Calculations

We are currently calculating the carbon offset potential of our initial project by growth and yield data. The carbon potential will be used to calculate revenues while costs will be determined by price of verification, overhead and monitoring costs.

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

Sale of Offsets

Once the carbon offsets have been verified we will have the ability to sell verified carbon offsets associated with the project either directly through our website or with resellers in the industry, or directly to corporations that may wish to purchase carbon assets to offset their emissions.

Currently, we do not have sufficient funds to carry out our PDD program and will need to raise additional capital from a public offering, a private placement or loans.

We have made advance sales of offsets to Global Resource Energy Inc.

Results of Operations

We generated no revenue for fiscal year periods ended December 31, 2012 and December 31, 2011, respectively.

For the Years Ended December 31, 2012 and 2011

We had a net loss of $1,065,533 for the year ended December 31, 2011 compared to a net loss of $277,645,056 for the year ended December 31, 2012.  The change is explained below.

During the year ended December 31, 2012, we incurred operating expenses from continuing operations of $77,629,192 as compared to $Nil incurred during the year ended December 31, 2011, an increase of $77,629,192. The increase in operating expenses was primarily attributable to the following items: (i) Impairment charge on property for developing carbon assets of $75,000,000 (Note 5 above); (ii) Professional fees of $514,563;(iii) Consulting fees of $1,875,081;and (iv) general and administrative expenses of $238,771. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, and marketing costs. Professional fees include accounting and tax service fees, consulting fees, and legal fees.

During the year ended December 31, 2012 we incurred a net loss from continuing operations of $277,618,038, including interest expenses of $48,846, and a loss on the settlement of debt of $199,940,000 (Note 7 above).

As a result of the Purchase of Acquisition Agreement on March 30, 2012 (ref: Note 5 – Purchase of Acquisition Agreement and Commitments), the Company changed its business focus from mining (exploration stage) to marketing of carbon offsets (development stage). Accordingly, the Company has reported discontinued operations on its statement of operations for the year ended December 31, 2012 and 2011, and from inception to date, classified as follows:

	Year ended December 31, 2012	Year ended December 31, 2011	From March 26, 2008 (date of inception) to December 31, 2012
Discontinued Operating Expenses
Professional fees	$2,500	$272,008	$336,668
Mineral property costs	-	5,417	14,034
Salaries and benefits	10,000	120,000	135,500
General and administrative expenses	454	52,153	72,475
Loss on mineral property	5,000	614,498	619,498
Interest expense	9,064	1,457	10,521
Total Discontinued Operations	$27,018	$1,065,533	$1,188,696

Liquidity and Capital Resources

As of December 31, 2012 we had $18,691 in total current assets compared to $300 in total current assets for the fiscal year ended December 31, 2011 and total current liabilities of $3,684,652 (2012) as compared to $435,405 (2011) for a working capital deficit of $3,665,961 (2012) compared to $435,105 (2011).

Since inception we have raised funds by way of advances, short term loans and the use of our common stock to raise  working capital.  Net cash from the sale of shares since inception on March 26, 2008 to December 31, 2012 was $102,575.

For fiscal 2012, our expenditures far exceeded our available working capital.   As at December 31, 2012, we owed a total of $3,684,652 and had no available cash with which to pay these liabilities.   Unless we are able to raise additional capital to meet these liabilities and to fund our business plan for the next twelve months, we may not continue as a going concern and we may not be able to continue operations.

We estimate that in the next twelve months we will require a minimum of $8,000,000, of which $500,000 will be for outstanding liabilities currently on the balance sheet of the Company, in additional to planned expenditures as below:

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

We are formerly an exploration development stage company and are in the early stages of developing our new business plan. As of the date of this report, we have not generated any cash revenues and are just commencing operations under our new business initiative. As a result, we have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future as we attempt to undertake our business plan. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses. These conditions could further impact our business and have an adverse effect on our financial position, results of operations and/or cash flows.

We cannot sustain our operations from existing working capital and operations over the next 12 months, as we have yet to commence operations, and have not generated any revenues there can be no assurance that we can generate significant revenues from operations.

We will require additional working capital, as we currently have inadequate capital to fund all of our business strategies, which could severely limit our operations. Initiated an offering of our common stock to raise a total of $8M in capital.  There can be no assurance that any financing will be available or accessible on reasonable terms, either by way of an equity financing or debt. If we cannot raise any additional funding we may either have to suspend operations until we do raise the cash, or cease operations entirely.

We anticipate that additional funding will be in the form of issuance of debt and/or equity financing from the sale of our common stock. However, we have no assurance that we will be able to raise sufficient funds from the sale of our common stock to pay all of our anticipated expenses.  To date, our investors have advanced a total of $890,638 for general working capital.  The loan is bear interest at 8% per annum and due on demand.  There can be no assurance that they will continue to advance funds as required or that other methods of financing will be available or accessible on reasonable terms.  Management has been exploring a number of options to meet our obligations and future capital requirements, including the possibility of equity offering, debt financing, and business combination but has not entered into any agreement for any of the foregoing.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding interest rate risk management and foreign exchange risk management is included in the “Financial Instruments and Risk Management”footnote under “Item 8. Financial Statements and Supplementary Data".
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial information required by this Item is attached hereto below beginning on page F-1.

BLUFOREST INC.
(An Exploration Stage Company)

REPORT AND FINANCIAL STATEMENTS

December 31, 2012
(Stated in US Dollars)

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 855.334.0934 Toll free

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of BluForest, Inc.

We have audited the accompanying balance sheets of BluForest, Inc. as of December 31, 2012, and 2011, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years then ended. We also have audited BluForest, Inc.’s internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). BluForest, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Form 10-K, Item 9. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BluForest, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, BluForest, Inc. did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ DKM Certified Public Accountants
DKM Certified Public Accountants
Clearwater, FL
March 18, 2013

PCAOB Registered
AICPA Member

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	December 31, 2012	December 31, 2011
ASSETS
Current
Cash	$1,187	$-
Other receivable	13,780	-
Damage deposit	3,010
Prepaid Expenses	714	300
Total Current Assets	18,691	300

Equipment, net	2,437	-
Property for developing carbon assets (Note 5)	698,875,000	-
Securities available for sale	66,000	-

Total Assets	$698,962,128	$300

LIABILITIES
Current
Bank indebtedness	$-	$15
Accounts payable and accrued liabilities	925,951	8,957
Accounts payable - related parties	739,565	-
Advances payable	870,570	-
Advances payable – related parties	20,069	-
Deferred revenue	743,000	-
Discontinued operations	385,497	426,433
Total Current Liabilities	3,684,652	435,405

STOCKHOLDERS’ DEFICIT
Capital stock –
Authorized:
$0.001 par value, 400,000,000 common shares authorized;
3,474,000 and 14,150 common shares issued and outstanding at December 31, 2012 and December 31, 2011	3,474	14
Additional Paid-in Capital	974,666,003	726,559
Other comprehensive income (loss)	(585,267)	-
Accumulated deficit during the exploration stage	(1,188,696)	(1,161,678)
Accumulated deficit during the development stage	(277,618,038)	-
Total Stockholders’ Equity (Deficit)	695,277,476	(435,105)
Total Liabilities and Stockholders’ Equity (Deficit)	$698,962,128	$300

The accompanying notes are an integral part of these consolidated financial statements

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
For the year ended December 31, 2012 and 2011
and for period from inception to December 31, 2012
(Stated in US Dollars)

			Cumulative results
	Year ended		From March 26, 2008
	December 31,		(date of inception) to
	2012	2011	December 31, 2012

Revenue	$-	$-	$-

Operating Expenses:
Impairment of property for developing carbon assets	75,000,000	-	75,000,000
Depreciation	777	-	777
Professional fees	514,563	-	514,563
Consulting fees	1,875,081	-	1,875,081
General and administrative expenses	238,771	-	238,771
Loss from continuing operations	(77,629,192)	-	(77,629,192)

Other income (expense):
Loss on shares issued to settle debt	(199,940,000)	-	(199,940,000)
Interest expense	(48,846)	-	(48,846)
Loss before discontinued operations	(277,618,038)	-	(277,618,038)
Loss from discontinued operations	(27,018)	(1,065,533)	(1,188,696)

Net Loss	$(277,645,056)	$(1,065,533)	$(278,806,734)

Comprehensive loss
Net loss	$(277,645,056)	$(1,065,533)	$(278,806,734)
Unrealized gain (loss) on securities	(594,000)	-	(594,000)
Foreign translation gain (loss)	8,733	-	8,733
Comprehensive loss	$(278,230,323)	$(1,065,533)	$(279,392,001)

Net loss per share – basic and diluted
Continuing operations	$(103.30)	$-
Discontinued operations	$(0.00)	$(89.10)

Weighted average shares outstanding – basic and diluted	2,688,197	11,962

The accompanying notes are an integral part of these consolidated financial statements

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
Statement of Changes in Stockholders’ Deficit
For the period from Inception (March 26, 2008) To December 31, 2012

	Common stock		Additional	Accumulated	Accumulated Other	Total Stockholder's
	Shares issued	Par Value	Paid-in Capital	Deficit	Comprehensive Loss	Equity (Deficit)
Balance March 26, 2008 (Date of Inception)	-	$-	$-	$-	$-	$-
Shares issued for cash on April 1, 2008 at $0.001 per share	3,000,000	3,000	-			3,000
Shares issued for cash on April 29, 2008 at $0.005 per share	3,250,000	3,250	13,000			16,250
Shares issued for cash on May 29, 2008 at $0.30 per share	77,750	78	23,247			23,325
Net loss				(30,756)		(30,756)
Balance, December 31, 2008	6,327,750	6,328	36,247	(30,756)	-	11,819
Effect of 20:1 Stock Dividend Declared February 20, 2011
Cancellation of old common stock	(6,327,750)	(6,328)				(6,328)
Issuance of new common stock	126,555,000	126,555	(120,227)			6,328
Effect of 1:500 reverse split declared March 23, 2012
Cancellation of old common stock	(126,555,000)	(126,555)	126,555			-
Issuance of new common stock	253,110	253	(253)			-
Balance, December 31, 2008, restated	253,110	253	42,322	(30,756)		11,819
Net loss				(16,359)		(16,359)
Balance, December 31, 2009	253,110	253	42,322	(47,115)	-	(4,540)
Shares issued for services	20,000	20	480			500
Net loss				(49,030)		(49,030)
Balance, December 31, 2010	273,110	273	42,802	(96,145)	-	(53,070)
Shares issued to settle accounts payable	18,000	18	8,982			9,000
Shares issued to settle advances from related party	120,000	120	59,880			60,000
Shares issued per option agreement	12,290	12	614,486			614,498
Shares issued as result of round-up on reverse split	1,100	1	(1)			-
Net loss				(1,065,533)		(1,065,533)
Balance, December 31, 2011	424,500	424	726,149	(1,161,678)	-	(435,105)
Effect of 1:30 reverse split declared January 23, 2013
Cancellation of old common stock	(424,500)	(424)	424			-
Issuance of new common stock	14,150	14	(14)			-
Balance, December 31, 2011, restated	14,150	14	726,559	(1,161,678)		(435,105)
Shares issued to settle debt	833,333	833	199,999,167			200,000,000
Shares issued per purchase agreement	2,500,000	2,500	599,997,500			600,000,000
Shares issued per option agreement	891,667	892	173,874,108			173,875,000
Shares issued for cash	622	1	59,999			60,000
Shares returned to treasury	(766,667)	(767)	767			-
Fractional shares issued on reverse split	895	1	(1)			-
Stock option granted			7,904			7,904
Unrealized losses and foreign currency transaction adjustment					(585,267)	(585,267)
Net loss				(277,645,056)		(277,645,056)
Balance, December 31, 2012	3,474,000	$3,474	$974,666,003	$(278,806,734)	$(585,267)	$695,277,476

The accompanying notes are an integral part of these consolidated financial statements

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the year ended December 31, 2012 and 2011
and for period from inception to December 31, 2012
(Stated in US Dollars)

			Cumulative results
	Year ended		From March 26, 2008
	December 31,		(date of inception) to
	2012	2011	December 31, 2012
Cash flows from operating activities
Net loss	$(277,645,056)	$(1,065,533)	$(278,806,734)
Add: loss (income) from discontinued operations	27,018	1,065,533	1,188,696
Adjustments to reconcile non-cash items to cash used by operations:
Stock based compensation	7,904	-	7,904
Impairment of property	75,000,000	-	75,000,000
Loss on stock issued to settle debt	199,940,000	-	199,940,000
Depreciation	777	-	777
Adjustments to reconcile net loss to cash used by operations:
Other receivables	(13,780)	-	(13,780)
Bank indebtedness	(15)	-	(15)
Accounts payable and accrued liabilities	997,054	-	997,054
Accounts payable – related parties	739,565	-	739,565
Damage deposit	(3,010)	-	(3,010)
Prepaid expenses	(414)	-	(414)
Net cash provided by (used in) continuing operations	(949,957)	-	(949,957)
Net cash provided by (used in) discontinued operations	(14)	(212,156)	(292,795)
Net cash provided by (used in) operating activities	(949,971)	(212,156)	(1,242,752)

Cash flows from Investing Activities
Purchase of equipment	(3,214)	-	(3,214)
Net cash provided by (used in) continuing operations	(3,214)	-	(3,214)
Net cash provided by (used in) discontinued operations	-	-	-
Net cash provided by (used in) investing activities	(3,214)	-	(3,214)

Cash flows from Financing Activities
Short term loan	870,570	-	870,570
Advances from related parties	200,424	-	200,424
Repayment advances from related parties	(180,356)		(180,356)
Shares issued from private placement	60,000	-	120,575
Net cash provided by (used in) continuing operations	950,638	-	993,213
Net cash provided by (used in) discontinued operations	(5,000)	212,141	245,206
Net cash provided by (used in) financing activities	945,638	212,141	1,238,419

Effects of foreign exchange	8,734	-	8,734

Increase (decrease) in cash during the period	1,202	(15)	1,187
Cash, beginning of period	(15)	-	-
Cash, end of period	$1,187	$(15)	$1,187

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash transactions:
Stock options granted for consulting fees	7,904	-	7,904
Stock issued for acquisition of tangible assets	773,875,000	-	773,875,000
Stock issued for debt settlements	200,000,000	-	200,000,000
Deferred revenue, reduction to accounts payable	83,000	-	83,000
Deferred revenue , acquisition of trading securities	660,000	-	660,000
Non cash transactions provided by discontinued operations	65,000	683,498	748,498
	$974,690,904	$683,498	$975,374,402

The accompanying notes are an integral part of these consolidated financial statements

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In consideration of the assignment of the Voting Trust Agreement by GEIL to the Company, GEIL and/or its designees were issued 2,500,000 post reverse split shares of restricted common stock of the Company, representing a controlling interest of approximately 75%, thus effecting a change in control of the Company.  The Property is located in the province of Monora Santiago on the border between this province and the provinces of Azuay, Canar and Chimborazo. El Juval is located in the center of the Andean region of Ecuador; therefore the area of El Juval corresponds to the higher sections of the Cordillera Oriental (Eastern side of the Andes. Approximately 70% of the area of El Juval belongs to the territory of Sangay National Park, making it a suitable location for carbon offsets marketing.

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

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and summary of significant accounting policies - continued

Once we are able to complete the verification process, we will sell verified carbon offsets through other markets. We intend to market and sell Verified Emission Reduction (VER) and Reduced Emissions from Deforestation and Degradation (REDD) carbon offsets through global restoration projects.

On December 4, 2012, The Board of Directors and Major Shareholders of the Company have approved a 30 to 1 reverse split of the Company's outstanding common stock.  The aforementioned transaction will require approval from FINRA prior to taking effect.  The reverse split were approved by FINRA on January 23, 2013, and effected on that date. The effect of this reverse split has been retroactively applied to the common stock balances at December 31, 2012, and reflected in all common stock activity presented in these financial statements.

Discontinued Operations

The Company’s former business plan was to acquire, explore and develop mineral properties. Effective March 30, 2012, the Company discontinued these operations and prior periods have been restated in the Company’s consolidated financial statements and related footnotes to conform to this presentation.

Note 2 - Going concern

We have negative working capital, and have incurred substantial losses since inception, and have not yet generated revenues, though we have recorded deferred income during the year as a result of the presale of carbon tax credits.  We are in the Development Stage and while the Company is currently working to monetize certain assets acquired to allow revenues to be generated from the sale of carbon offsets, there are a number of steps to be undertaken prior to being able to realize any revenue from these operations, including but not limited to: (1) obtaining local and national authorization and/or permitting as may be required to meet the necessary criteria to market carbon offsets; (2) industry standard certifications that validate and verify the nature and value of carbon offsets to allow sale of these offsets to global markets; (3) location of a suitable market for the sale of the offsets once verified; (4) raising of additional capital to undertake the Company’s existing business plan; (4) retention of personnel, consultants and management to undertake the Company’s current business plan.  These factors and other factors, which may as yet be unidentified, create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Summary of Significant Accounting Polices (continued)

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

No significant realized exchange gains or losses were recorded to December 31, 2012.

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Summary of Significant Accounting Polices - continued

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization on property and equipment are determined using the straight-line method over the three to five year estimated useful lives of the assets.

Revenue Recognition

The Company recognizes revenue from the sale of Certified Emission Reductions Credits (CER’s). Revenue from the sale of CER’s are recorded upon execution of a firm sale contract for the eligible credits.

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

Securities Available for Sale

Trading securities as of December 31, 2012 was comprised of 3,000,000 shares of Global Resource Energy Inc. (Ref Note 6 – deferred revenue) which were in exchange for the pre-purchase of the CER’s on November 12, 2012. The Company recorded the value of the 3M shares received as of November 12, 2012 of $660,000. Since the shares hold is readily determinable, the recorded carrying value is reviewed each reporting period and adjusted to the underlying market price. During the year ended December 31, 2012, the Company recorded loss of $594,000 related to the shares hold.

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

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Summary of Significant Accounting Polices - continued

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

Impairment of Property for Developing Carbon Credit

Assets acquired for developing carbon assets are assessed annually for impairment of value, or upon a change in circumstances which in management’s estimation, may result in a change to the carrying value of the recorded assets, and a loss is recognized at the time of the impairment by providing an impairment allowance. An asset would be impaired if the undiscounted cash flows were less than its carrying value. Impairments are measured by the amount by which the carrying value exceeds its fair value. Impairment of these tangible assets is based on the facts and circumstances surrounding each identified asset based on management’s evaluation. Management’s evaluation follows a multi-step process where (1) recoverability of the carrying value of the asset is reviewed to determine if there is sufficient value recoverable to support the capitalized value at the report date; and, (2) If assets fail the recoverability test, impairment testing is conducted, including the evaluation of various criteria such as: prior history of successful operations; existing (if any) and future projected cash flows ; appraisal reports or evaluations from which management can prepare future cash flow analyses; the Company’s ability to monetize the asset(s) under evaluation; and, Management’s intent regarding future development.

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2011 through the date these financial statements were issued.

Note 4 – Fair Value Measurement

An asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2012 and 2011.

Level 1 inputs - over the counter stock exchange

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Fair Value Measurement (continued)

The following tables represent the Company’s financial instruments measured at fair value on a recurring basis at December 31, 2012 for each of the fair value hierarchy levels.  There were no financial instruments measured at fair value at December 31, 2011.

	Cost	Gain (loss)	Fair Value
Securities available for sale – Level 1 input	$660,000	$(594,000)	$66,000

	$660,000	$(594,000)	$66,000

The unrealized loss has been included in other accumulated comprehensive income at December 31, 2012.

Note 5 – Property for Developing carbon assets

The following table summarizes the movements in each group of property acquired for developing carbon assets during the year ended December 31, 2012:

	Property One	Property Two	Total
December 31, 2011	$-	$-	$-
Additions	600,000,000	173,875,000	773,875,000
Impairment expenses	(75,000,000)	-	(75,000,000)
Amortization expenses	-	-	-
Balance, September 30, 2012	$525,000,000	$173,875,000	$698,875,000

(1)	ORE Agreement

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

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Property for Developing carbon assets – Continued

(2)	Purchase of Acquisition Agreement – Property One (1) (continued)

Therefore, in accordance with the terms and provisions of the Purchase of Acquisition Agreement, GEIL sold all of the rights and interests held by GEIL pursuant to the Acquisition Agreement to the Company in respect of the Property, which now consists of approximately 105,000 hectares.

In consideration of the assignment by GEIL to the Company, GEIL and/or its designees received 2,500,000 post-reverse split shares of restricted common stock of the Company representing approximately 75% of the total issued and outstanding shares of the Company, thus effecting a change in control. In accordance with ASC 805 (formerly FAS 141 (R)) the company recorded the value of the property for developing carbon assets, the Voting Trust over the Property (the “Assets”), on the transaction date, of March 30, 2012 (the “Valuation Date”), at the fair market value of the Company’s common stock based on a closing price of $240.00 per share, for a total value of $600,000,000.  At the Valuation Date the Company considered several factors including (1) an appraisal report on the Property as prepared by M. Paúl Tufiño, a respected authority in the valuation of such environmentally based assets as the Property which provides for a minimum recoverable value of  $5,000 USD per hectare or approximately $525,000,000; (2) a future discounted cash flow analysis prepared by management based on criteria applicable to the monetization of the Asset including certification allowing for the sale of VER and REDD carbon offsets, the carbon offset market and values realizable for the sale of carbon offsets globally, the Property’s available hectares, deforestation rate and the available carbon tax credits per hectare as considered acceptable by Industry.  The discounted future cash flow analysis extends over a period of 25 years discounted at a rate of 10% and provides a minimum realizable value of approximately $540,000,000.   As a result of this review, Management determined to impair the asset in order to reflect the value of the third party appraisal report received on the Property, and accordingly has provided for an impairment allowance of $75,000,000 on the Valuation Date, leaving a capitalized value of $525,000,000 which has been recorded on the balance sheet as Property for Developing carbon assets.

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

Lastly, under the agreement the Company was required to: (i) cause the settlement of debt in the approximate amount of $60,000 due and owing to that certain creditors, as reflected on the financial statements of the Company as of September 30, 2011 (the “$60,000 Debt”) by the issuance of  833,333 post reverse split shares of common stock; and (ii) within ninety days, the Company is required to pay the approximate amount of $152,148 due and owing to Branislav Jovanovic, a former officer and director by a cash payment to Mr. Jovanovic.

During the year ended December 31, 2012, the Company issued the 2,500,000 post reverse split shares to GEIL, and 833,333 post reverse split shares to settle the $60,000 debt. The amount payable to Mr. Jovanovic is in dispute and has become the subject of a court action and therefore remains outstanding.

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

 In accordance with the terms and provisions of the Acquisition Agreement, Ecuador Farms S.A. sells, conveys, assigns and transfers to the Company as follows: (i) 100% of Ecuador Farms S.A.’s rights, title and interest in and to the timber, substances and the rights to receive from the Property all benefits thereto, and associated with those rights associated for the use intended by the Company, namely for the development of the Property as a carbon development project for the purpose of generating carbon assets that may be traded on a public market. This includes, for greater certainty and any and all agricultural developments that may be produced from the Property including, without limitation, carbon assets; (ii) 100% of the right, title and interests of Ecuador Farms S.A.in all presently existing and pooling and/or communization agreements, declarations, and/or orders and the properties covered or included in the units (including, without limitation, units formed under orders, rules, regulations or other official acts of any federal, state or other authority having jurisdiction, voluntary unitization agreements, designations, and/or declarations, and any working interest units created under operating agreements or otherwise), which relate to the Property; (iii) 100% of the right, title and interests of Ecuador Farms S.A.. in all presently existing and valid agreements, including sales and sales related contracts, operating agreements and other agreement and contracts which relate to the Property or which relate to the exploration, development, operation or maintenance of the Property or the treatment, storage, transaction or marketing of production from or allocated to the Property; and (iv) 100% of the right, title and interests of Ecuador Farms S.A. in and to all materials, supplies, machinery, equipment, improvements and other personal property and fixtures relating to the Property, and all wells, wellhead equipment, pumping units, flow lines, tanks, buildings, injection facilities, salt water disposal facilities, compression facilities, fathering systems and other equipment, all easements, rights-of-way, surface leases and other surface rights, all permits and licenses and all other appurtenances, used or held for use in connection with or related to the exploration, development, operation or maintenance of any of the Property.

In exchange for the right of the Company to own the Property outright, the consideration shall be One hundred and Seventy Three Million, Eight Hundred and Seventy Five Thousand Dollars USD ($173,875,000), which payment shall be paid by the Company to Ecuador Farms S.A. and/or its designees through the issuance of 891,667 post reverse split shares of newly issued restricted common stock of the Company valued at the market value on the date of issue of $195.00 per share. The stock certificates shall be held in escrow by the Escrow Agent until the definitive transfer of the Property by Ecuador Farms S.A. to the Company shall occur and the Company shall provide its written authorization to the Escrow Agent to release the stock certificates to Ecuador Farms S.A. and/or its designees. In the event the Property is not definitively transferred by Ecuador Farms to the Company as set out in paragraph 5(g) subparagraphs (i), (ii), (iii) and (iv) of the Acquisition Agreement, the Escrow Agent shall return the share certificates to the transfer agent for cancellation and the 891,667 post reverse split shares shall be returned to treasury. In that event, the Agreement shall then be deemed null and void.  The shares remain in escrow as of December 31, 2012 until the definitive transfer of the Property by Ecuador Farms S.A. occurs.

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5 –Purchase of Acquisition Agreement, Acquisition Agreement and Commitments – Continued

 (4)  Letter of Intent (LOI) - Commonwealth of Northern Ecuador (MNE)

On July 2, 2012, the Company entered into a Letter of Intent (“LOI”) with the Commonwealth of Northern Ecuador wherein BluForest will be granted the rights to carbon assets developed from 1.5 Million hectares of the Commonwealth’s lands. Upon certification to REDD+ standards, the LOI assures BluForest a minimum of 3.4 Million carbon assets annually for a period of five years and contemplates a further five year period pending mutual consent. It is intended by the parties that the LOI will be superseded by a formal agreement within twenty-one days upon completion of due diligence by the parties.  Due diligence period had been extended and a final agreement was executed February 28, 2013.

(5)  Letter of Intent (LOI) - PROFOCO

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

BluForest Inc and PROFOCO have not completed Due Diligence and have at this time have no plans to continue to acquire PROFOCO.

Note 6 – Deferred Revenue

(a)
On November 12, 2012, the Company entered a Certified Emission Reductions Pre-sale and Purchase Agreement (“CERSPA”) with Global Resource Energy Inc. (“GBEN”). Under the agreement, GBEN pre-purchase of 66,000 CERs from the Company. Total purchase price of $660,000 was paid in the form of 3,000,000 restricted shares of GBEN. We recorded the pre-sale of $660,000 as deferred revenue presented on the balance sheets as of December 31, 2012.

(b)
On December 24, 2012, the Company entered a Certified Emission Reductions Pre-sale and Purchase Agreement (“CERSPA”) with Mainland Investments Ltd. (“Mainland”). Under the agreement, Mainland pre-purchase of 8,300 CERs from the Company for the purchase price of $83,000. In consideration of the purchase, Mainland agrees to apportion $83,000.00 of the amount owed to it by the Company. We recorded the pre-sale of $83,000 as deferred revenue presented on the balance sheets as of December 31, 2012.

Note 7 – Discontinued Operations

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

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Discontinued Operations – Continued

(1)	Candorado Agreement(continued):

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

On October 27, 2011, the Company (the “Optionee”) entered into a option agreement with an unrelated third party (the “Optionor”) to acquire a 100% interest, subject only to a 2% royalty, in and to certain mining claims in the Province of Quebec, Canada.  Under the terms of the option agreement, the option was to be exercised by:

(a)    The following cash and stock payments: $10,000 and the issuance of 333 post reverse split shares of restricted common stock, of the Optionee within 30 days of the date of the Agreement;

(b)  The following exploration expenditures: (i) $15,000 on or before April 30, 2012; (ii) $30,000 on or before April 30, 2013; (iii) $50,000 on or before April 30, 2014; (iv) $75,000 on or before April 30, 2015.

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

As a result of the Purchase of Acquisition Agreement on March 30, 2012 (ref: Note 5 – Purchase of Acquisition Agreement and Commitments), the Company changed its business focus from mining (exploration stage) to marketing of carbon offsets (development stage). Accordingly, the Company has reported discontinued operations on its statement of operations, classified as follows:

	Year ended December 31, 2012	Year ended December 31, 2011	From March 26, 2008 (date of inception) to December 31, 2012
Discontinued Operating Expenses
Professional fees	$2,500	$272,008	$336,668
Mineral property costs	-	5,417	14,034
Salaries and benefits	10,000	120,000	135,500
General and administrative expenses	454	52,153	72,475
Loss on mineral property	5,000	614,498	619,498
Interest expense	9,064	1,457	10,521
Total Discontinued Operations	$27,018	$1,065,533	$1,188,696

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Discontinued Operations (continued)

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

Note 8 – Equipment

Equipment is recorded at cost. Depreciation of equipment is provided using the straight-line method over the assets estimated useful lives of approximately 3 to 5 years. Equipment, as of September 30, 2012 and December 31, 2011, consisted of the following:

	Estimated Useful Lives	December 31, 2012	December 31, 2011

Computer Equipment	3 Years	$3,214	$-
Accumulated depreciation		(777)	-
		$2,437	$-

Depreciation expense for the year ended December 31, 2012 was $777 and 2011 were NIL.

Note 9 – Short-term Loans

The following table provides details of the Company’s short-term loans transactions during the year ended December 31, 2012:

	Discontinued Operations		Advances Payable		Accounts Payable
Balance, December 31, 2011	$159,938	(a)	$-		$-
Advances funds to the company			870,570	(c)-(f)
Debt settlement to shares	(60,000)		-
Accrued interest	9,064				39,617	(c) - (f)
Balance, December 31, 2012	$109,002		$870,570		$39,617

(a) On May 31, 2011, the Company received funds in the amount of $150,000 pursuant to verbal private placement agreements.  The Company issued 2,000 post-split shares pursuant to those verbal agreements during June, 2011; however, as no subscription agreements were received, the Company returned those shares to the transfer agent for cancellation. On November 22, 2011, the investor decided to transfer the amount of $150,000 to a short-term loan.

On October 7, 2011, the Company further received funds from the same lender in the amount of $9,385, which remains outstanding as of the date of these financial statements.

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
(A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Short-term Loans (continued)

On March 26, 2012, the Company agreed to settle debt in the amount of $60,000 due and owing as at September 30, 2011 by issuance to the certain Creditor and his assignees an aggregate of 833,333 post reverse split shares of common stock.  833,333 post reverses split shares were reserved for issuance and were valued at fair market value of $240.00 per share on the agreement date, and accordingly we recorded $199,940,000 as loss on the debt settlement.  The shares were issued in full satisfaction of the debt in April 2012.

As at December 31, 2012, the Company owed $99,385 in short term loans to non-related parties. The amounts owing are unsecured, bear interest at 8% per annum, and are due on demand, which amount is reflected on the balance sheets as discontinued operations.

During the year ended December 31, 2012, the Company recorded an interest expense of $9,064 in respect of the aforementioned loans, which amount is reflected on the balance sheets as discontinued operations.

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

As at December 31, 2012, the Company owed $4,023 in short term loans to non-related parties. The amounts owing are unsecured, bear interest at 8% per annum, and are due on demand, which amount is reflected on the balance sheets as advances payable.

During the year ended December 31, 2012, the Company recorded an interest expense of $240 in respect of the aforementioned loans, which amount is reflected on the balance sheets as accounts payable and accrued liabilities.

(d) On May 18, 2012, the Company received funds from another lender in the amount of $200,682 (CAD$200,000) for operations. The amounts owing are unsecured, bear interest at 8% per annum, and are due on demand, which amount is reflected on the balance sheets as advances payable.

During the year ended December 31, 2012, the Company recorded an interest expense of $9,985 in respect of the aforementioned loans, which amount is reflected on the balance sheets as accounts payable and accrued liabilities

(e) On August 16, 2012, the Company received funds from another lender in the amount of $265,152 US (CAD$264,250) for operations. The amounts owing are unsecured, bear interest at 8% per annum, and are due on demand, which amount is reflected on the balance sheets as advances payable

During the year ended December 31, 2012, the Company recorded an interest expense of $7,962 in respect of the aforementioned loans, which amount is reflected on the balance sheets as accounts payable and accrued liabilities.

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Short-term Loans (continued)

(f) On May 1, 2012, the Company received funds from former President in the amount of $400,713 US for operations. The amounts owing are unsecured, bear interest at 8% per annum, and are due on demand, which amount is reflected on the balance sheets as advances payable. (ref Note 12 – related partiy transactions)

During the year ended December 31, 2012, the Company recorded an interest expense of $21,430 in respect of the aforementioned loans, which amount is reflected on the balance sheets as accounts payable and accrued liabilities.

Note 10 - Common Stock

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

On December 4, 2012, The Board of Directors and Major Shareholders of the Company have approved a 30 to 1 reverse split of the Company's outstanding common stock.  The aforementioned transaction will require approval from FINRA prior to taking effect.  The reverse split were approved by FINRA on January 23, 2013, and effected on that date.

On March 26, 2012, the Company agreed to issue 833,333 post reverse split shares of common stock to a Creditor and/or his assignees (ref Note 7 – short term loan) in settlement of $60,000. The Company valued these common shares at the fair market value on the date the Company and the Creditors agreed to the debt settlement which was $240 per share or $200,000,000.  The 833,333 post reverse split shares were issued on April 9, 2012.

On March 30, 2012, the Company issued 2,500,000 post reverse split shares of common stock to Global Environmental Investments Ltd. per the Purchase of Acquisition Agreement. (Ref Note 5 - Purchase of Acquisition Agreement and Commitments). The Company valued these common shares at the fair market on the date of execution of the Purchase of Acquisition Agreement of $240 per share or $600,000,000.  The 2,500,000 post reverse split shares were issued on April 3, 2012. On September 30, 2012 the Board of Directors and the controlling shareholder of the Company, Global Environmental Investments Ltd. (“G.E.I.L.”), approved the surrender for cancellation of 766,667 post reverse split shares owned by G.E.I.L. The shares were surrendered voluntarily by G.E.I.L. and no consideration was provided by the Company.

On June 27, 2012, the Company issued 891,667 post reverse split shares of restricted common stock to Ecuador Farms S.A. per the Acquisition Agreement (Ref Note 5 (3) - Purchase of Acquisition Agreement, Acquisition Agreement and Commitments). The Company valued these restricted common shares at the fair market on the date of execution of the Acquisition Agreement of $195 per share or $173,875,000.  The shares are held in escrow until the definitive transfer of property occurs from Ecuador Farms S.A.

During the year ended December 31, 2012, the Company issued 556 post reverse split shares of common stock at $90 and 67 post reverse split shares of common stock at $150 per share for cash proceeds of $60,000.

The total issued and outstanding shares are 3,474,000 as of December 31, 2012.

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Stock options

On March 15, 2012, the Company entered into a three year consulting agreement (the “Mainland Consulting Agreement”) with Mainland Investments Ltd. (“Mainland”). The Mainland Consulting Agreement requires Mainland to provide to the Company, financial, advisory, and marketing and investor relation services and the Company is required to pay to Mainland annual compensation of $1,000,000 and grant to Mainland a total of 3,000,000 stock options, with 1,000,000 options granted for each year of the contract exercisable at $1.00 per share.

The following table summarizes information concerning stock options outstanding as of December 31, 2012:

	Shares	Weighted Average Grant Date Fair Value
Unvested, at December 31, 2011	-	$-
Granted	3,000,000
Vested	1,000,000
Forfeited	-
Unvested, at December 31, 2012	2,000,000	$1.00

The Company recognized stock-based expense as consulting fees of $7,904 during the year ended December 31, 2012. Unrecognized compensation expense related to outstanding stock options as of December 31, 2012 was $15,981 and is expected to be recognized as $7,984 and $7,997 in 2013 and 2014, respectively.

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

The following table presents the range of the weighted average fair value of options granted and the related assumptions used in the Black-Scholes model for stock option grants made during the year ended December 31, 2012:
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

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Related party transactions

(1)	Advances from related parties:

The following table summarizes the advances from related parties:

	Principal Amount	Accrued Interest on Notes payable	Repayment In principal	Payment For interest	Balance December 31, 2012
CEO/CFO (a)	$200,424	$8,981	$(180,356)	$(8,642)	$20,407
Former President (b)	$400,713	$21,430	$-	$-	$422,143

(2)	Services provided from related parties:

	Consulting fees, including in-house legal services	Payments	Balance Accounts payable December 31, 2012	Balance Accounts payable- related parties December 31, 2012
CEO/CFO (a)	$750,000	$41,002	$-	$708,998
Former President (b)	120,833	104,109	16,724	-
Secretary (c)	81,412	51,184		30,228
Former CFO, Treasurer (d)	10,889	10,889	-	-
	$659,691	$200,693	$16,724	$739,226

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

On November 1, 2012, James Donihee resigned as a Director of the Company and as a Director of BluForest Canada Ltd., the Company's wholly owned subsidiary.

On November 1, 2012, James Donihee resigned as President of the Company and BluForest Canada Ltd., the Company's wholly owned subsidiary.

(c)
Amanda Miller was appointed as Secretary of the Company on April 2, 2012. Amanda Miller is the daughter of Charles Miller, the Company’s Chief Executive Officer and a member of the board of directors.
On January 10, 2013, Amanda Miller resigned as an Officer of the Company.

(d)	John Shimell is the Former Treasurer, Chief Financial Officer and Director. He resigned effective May 25, 2012.

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
(A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – Income Tax

We follow applicable FASB Codification regarding Accounting for Income Taxes. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision (benefit) for income taxes for the years ended December 31, 2012, June 30, 2011 by applying the statutory income tax rate was as follows:
	December 31,	December 31,
	2012	2011

Deferred tax provision (benefit) attributable to:
Deferred income tax provision (benefit) at statutory rate	$(28,472,500)	$(6,200)
Federal income tax expense (benefit)	(68,445,800)	(356,600)
State income tax expense (benefit), net of federal benefit	(6,643,300)	(34,600)
Subtotal	(103,561,600)	(397,400)
Less: reverse valuation allowance	103,561,600	397,400
Deferred tax assets	$--	$-

The composition of the Company’s deferred tax assets as at December 31, 2012 and December 31, 2011 is as follows:

	December 31,	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carry forward	$277,645,056	$1,065,533
Less: Accrued officer compensation	(739,226)	(16,724)
Unrealized loss on investment	(594,600)	-
Impairment loss	(75,000,000)	-
Less: Valuation allowance	(201,311,230)	(1,048,809)
Total deferred tax asset	$-	$-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at December 31, 2012, the Company had estimated non-capital losses for tax purposes of $202,456,184, which may be carried forward to offset future years’ taxable income. These losses will expire as follows:

Year of Expiry	Taxable Losses
2028	30,756
2029	16,359
2030	49,030
2031	1,048,809
2032	201,311,230
$202,456,184

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
(A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Commitments and Contingencies

Legal  Issues:

In June, 2012 the company’s former President, Branislav Jovanovic of Calgary, Alberta, Canada commenced arbitration proceedings against the company  with such proceedings filed with the International Centre for Dispute Resolution in Las Vegas, NV.  The statement of claim filed by the plaintiff in the arbitration proceedings alleged unpaid sums of approximately $150,000 USD.  The company replied and filed a Statement of Defence in the arbitration proceedings on July 28, 2012.  The company filed  a statement of defence and asserted, amongst other things, that the arbitration proceedings should be terminated.  By way of a direction issued by the International Centre for Dispute Resolution on September 25, 2012 the arbitration was terminated and the claim was dismissed due to inaction by the Plaintiff in prosecuting his claim.

On July 30, 2012 the company commenced legal proceedings in the Alberta Court of Queen’s Bench in Calgary, Canada against Branislav Jovanovic.  In the claim the company alleged that Mr. Jovanovic had submitted false expense claims and made other demands for reimbursement for expenses claimed to have been incurred for the company at the time that he was the sole director and officer.  At the time, in April, 2011 Mr. Jovanovic caused the company to pay him for these claims with the issuance of stock to himself and other family members.  The amount sought to be repaid was approximately 70,000 shares and at the time the action was commenced, the value of those shares was approximately $300,000 USD.  On October 4, 2012 the company sought and obtained a temporary injunction from the Alberta Court of Queen’s Bench in Calgary, Canada, stopping Mr. Jovanovic from trading those shares for a period. After the Court granted an extension to late October, 2012, the temporary injunction expired.    The action is moving forward into document discovery this year.

The day after the initial injunction was granted by the Court in Alberta, Canada, and on October 5, 2012 Mr. Jovanovic started a new lawsuit in US Federal Court in Las Vegas NV seeking an unquantified claim against the company in debt for a sum claimed to exceed $75,000 USD.  The company believes that the demand is the same claim Jovanovic sought unsuccessfully in his arbitration proceedings.   In November, 2012 the company applied in Federal Court to dismiss the Plaintiff’s complaint and on January 8, 2013 the Court did so and dismissed the entire action.  In issuing the order, Judge Hicks ruled that the exclusive jurisdiction for the parties’ dispute was Alberta, Canada where the company’s action was filed.

Currently, all claims by or on behalf of Branislav Jovanovic against the company have been dismissed.  The company expects to continue to press forward with its action to require Mr. Jovanovic to account to the company for his actions and explain his activities. Any assessment of the action is premature at this time.

Note 15 – Subsequent Events

On January 10, 2013, Amanda Miller resigned as an Officer of the Company.

On January 30, 2013, the Company issued an aggregate of 100,000,000 common shares to various stockholders to settle $900,000 of debt owed to various creditors.
$750,000 was issued to convert the debt of Charles Miller, a related party.  The stock issued diluted the largest shareholder and effected a change in control Charles Miller now owns 39,166,667 Million shares and holds 37.85%

On March 1, 2013 the Company signed the agreement with the Commonwealth of Northern Ecuador to develop and sell verified carbon assets from 1,500,000 hectares.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not currently and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

On January 1, 2012, the audit firm of Randall N. Drake CPA, P.A. changed its name to Drake & Klein CPAs.  The change was reported to the PCAOB as a change of name.  This is not a change of auditors for the Company.

On December 17, 2012, the audit firm of Drake & Klein CPAs changed its name to DKM Certified Public Accountants.  The change was reported to the PCAOB as a change of name.  This is not a change of auditors for the Company.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2012, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (ICFR), as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2012:

•
We do not have an independent audit committee or independent board members.  While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our financial statements.  To date we have not established an audit committee.

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

Management's Remediation Initiatives

As of December 31, 2012, management assessed the effectiveness of our internal control over financial reporting. Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting. However, management believes these weaknesses did not have an effect on our financial results. During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff. We will implement further controls as circumstances, cash flow, and working capital permits. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended December 31, 2012, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

Name	Age	Position	Date of Appointment
Charles Miller	49	Director, Chief Executive Officer,	February 15th, 2012
		Chief Financial Officer

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

Charles Miller, Chief Executive Officer, Chief Financial Officer and Director

Mr. Miller was appointed sole officer and director on February 15, 2012.   He resigned as President, Secretary, and Treasurer on April 2, 2012 to allow for the appointments of additional officers as detailed herein.   He remains a director and the Chief Executive Officer of the Company.  Mr. Miller was then re-appointed Chief Financial Officer after the resignation of Mr. John Shimell on May 25, 2012.

During the prior thirty years, Mr. Miller has been involved in real estate development and in the oil and gas industry. Mr. Miller has been a project development specialist leading multiple large scale developments from the concept and design stages to their completions in both the tourism and oilfield industries.

Mr. Miller focused his practice in real estate development in Central and South America. He also began his professional career in 1979 in the world renowned Canadian oilfield industry where he worked as an engineer, drilling consultant and bending engineer. Mr. Miller has also held consulting positions within the Veilleux Management and Pinnacle Hotel Consulting firms which, in turn, held management contracts with Deloitte and Touch. The aforementioned companies specialized in hotel turn-arounds, which allowed for the successful sales of multiple properties. Mr. Miller’s work in consulting gave him the knowledge and ability to understand the hotelier business, which then enabled him to operate his own hotels. Mr. Miller subsequently proceeded to step out on his own in 1989 through investing in the international tourism industry. This new endeavor made it possible for Mr. Miller to gain extensive contacts in the United States of America and within Europe; and gave him an insight into the workings of international finance and business development. As a result of his prior experience, Mr. Miller has created a large financial base affording him the possibilities to participate in and develop projects around the world.

Mr Miller is currently involved in building the famous Poseidon Building in Manta Ecuador www.oceanview-real-estate.com. Mr. Miller is also the chief executive officer and president of the development company, Oceanview Real Estate Company Inc, and general manager of Oceanview Real Estate Company S.A, which is an operating company in Ecuador accountable for strategic alliances with industry, finance, and government leaders. Mr. Miller is also currently a director and chief executive officer of Wapiti Waste Management and Advanced Flush Systems.

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

The Company’s stockholders may recommend candidates for nomination as directors.  Any such recommendations should include the nominee’s name, home and business addresses and other contact information, detailed biographical data, and qualifications for board membership, along with information regarding any relationships between the candidate and the Company within the last three fiscal years.  Any such recommendations should be sent to: BluForest Inc., Ave. Republica del Salvador y Shyris Edificio Onix piso 10-C Quito Ecuador.  There have been no recommended nominees from the Company’s stockholders.  The Company pays no fees to third parties for evaluating or identifying potential nominees.

Code of Ethics

The Company has adopted a code of business conduct and ethics for directors, officers and employees.  A copy of the Company’s Code of Ethics was filed as Exhibit 14.1 to Form 10-K for the year ended December 31, 2008 on EDGAR on March 31, 2009. Upon written request to the Secretary of the Company a copy will be provided to any stockholder.   The Company is currently revising its Code of Ethics given that the Company has a new business direction.   The Company expects to have its new Code of Ethics adopted prior to the end of the second quarter on June 30, 2013 and will file such documents with both the Securities and Exchange Commission and post on the Company’s website.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers of December 31, 2012 and December 31, 2011 for all services rendered in all capacities to us during the last completed fiscal year:

Name and Principal Position	Fiscal Year ended Dec 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Charles Miller, CEO, CFO	2012	750,000	-0-	-0-	-0-	-0-	-0-	-0-	750,000
Amanda Miller, Secretary	2012	81,412	-0-	-0-	-0-	-0-	-0-	-0-	81,412
James Donihee, President (resigned)	2012	120,833	-0-	-0-	-0-	-0-	-0-	-0-	120,833
Branislav Jovanovic CEO, CFO and President (resigned)	2011	120,000	-0-	-0-	-0-	-0-	-0-	-0-	120,000

Outstanding Equity Awards at Fiscal Year End

None

Compensation of Directors

There was no compensation provided to directors by way of cash or other cash compensation for services rendered as a director during the year ended December 31, 2012, with the exception of the amounts noted above under Summary Compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities  for Issuance under Equity Compensation Plans

None

Security Ownership of Certain Beneficial Owners –
The following table sets forth information, as of March 14, 2013, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Common Stock	Michael McCarthy . Cor 12 Baymen Ave and Calle Al Mar Belize City, Belize	17,250,000	16.7%
Common Stock	Patricio Izurieta Av.Amazonas N35-89 Ed.Amazonas 4000, 5to Piso Casillo 17.01.638 Quito-Ecuador	6,750,000	6.5%
Common Stock	Charles Miller 51A Dean Street P.O. Box 2079 Belize City Belize	39,166,667	37.8%

(1)
Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities.   All shares of common stock subject to options or warrants exercisable within 60 days of April 5, 2012 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.  Subject to the paragraph above, the percentage ownership of outstanding shares is based on 75,424,500 shares of common stock outstanding as of April 9, 2012.

Security Ownership of Management

The following table sets forth information, as of March 14, 2013, with respect to the beneficial ownership of the Company’s common stock by each of the Company's officers and directors, and by the officers and directors of the Company as a group.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Common Stock	Charles Miller	39,166,667	37.9%
Common Stock	James Donihee	31,673	0%
Common Stock	John Shimell	-0-	0%
Common Stock	Amanda Miller	16,667	0%
	All Officers and Directors as a Group	-0-	37.9%

(1)
Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities.   All shares of common stock subject to options or warrants exercisable within 60 days of March 14, 2013 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.  Subject to the paragraph above, the percentage ownership of outstanding shares is based on 103,475,000 shares of common stock outstanding as of March 14, 2013.

Changes in Control

Effective April 3, 2012 Global Environmental Investment Ltd., a company incorporated pursuant to the laws of Belize, Central America, was issued 75,000,000 shares of common stock for the acquisition of the Hacienda Juval Property in Ecuador. The issuance of the shares of common stock of the Company constituted 99.4% of the total issued and outstanding shares at the time of issuance and effected a change in control of the Company.

Effective June 27, 2012 Ecuador Farms S.A. DevelFarms (“S.A. Farms”) a Ecuadorian Company received 26,750,000 shares

Charles Miller, CEO, now owns 39,166,667 shares or 37.85% of total issued and outstanding shares at the time of issuance and effected a change in control of the Company.

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

The Company had expected to develop categorical standards for determining independence and the materiality of relationships that directors may have with the Company and still maintain independence during fiscal 2011, however due to a lack of funding and the fact the that Company had a sole director and officer this did not occur.  The Company, as it develops its business plan under the new business recently acquired, and with the appointment of additional board members, hopes to develop independence standards during fiscal 2012.  The Company will either include its independence standards in its next proxy statement, if developed at that time and will post such information on its website.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

On January 1, 2012, the audit firm of Randall N. Drake CPA, P.A. changed its name to Drake & Klein CPAs.  The change was reported to the PCAOB as a change of name.  This is not a change of auditors for the Company.

On December 17, 2012, the audit firm of Drake & Klein CPAs changed its name to DKM Certified Public Accountants.  The change was reported to the PCAOB as a change of name.  This is not a change of auditors for the Company.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by DKM Certified Public Accounting; the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2012	$13,500
2011	$8,000

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by Randall N. Drake, CPA, PA; the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2012	$0
2011	$0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by Koplas & Company, CPA, PA; the principal accountant for tax compliance, tax advice, and tax planning was:

2012	$0
2011	$0

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by Randall N. Drake, CPA, PA; the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2012	$0
2011	$0

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

BLUFOREST, INC.

Date:	March 18, 2013	By:	/s/ Charles Miller
		Name:	Charles Miller
		Title:	Chief Executive Officer (Principal Executive Officer) Principal Financial Officer, Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

Date:	March 18, 2013	By:	/s/ Charles Miller
		Name:	Charles Miller
		Title:	President, Chief Executive Officer (Principal Executive Officer) Principal Financial Officer, Principal Accounting Officer, and Director