Form 10-K/A
period 2012-12-31
Bluforest Inc.
filed 2013-04-18
CIK 1440172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

103,474,000 common shares outstanding as of April 15, 2013

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
None

Explanatory note

This Form 10-K is being amended to reissue the audit report with an emphasis paragraph about the going concern and to add selected disclosure in the notes to the consolidated financial statements and verbiage in the 10-K..  No amounts in the financial statements were changed or restated in the amendment.

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

After the second purchase, BluForest owns or controls 135,000 hectares of Ecuadorian forest lands.  The Company has the rights to sell the land, harvest the land, and utilize the mineral rights above and below ground and hold the land for the production of carbon assets.

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

Non-cash payments risk a loss of value after receipt.

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

Quarter	High ($) (1)	Low ($) (1)
4th Quarter ended 12/31/2012	90.009	1.2001
3rd Quarter ended 9/30/2012	180.018	105.011
2nd Quarter ended 6/30/2012	180.918	60.006
1st Quarter ended 3/31/2012	240.024	52.053

4th Quarter ended 12/31/2011	127.513	66.007
3rd Quarter ended 09/30/2011	630.063	135.014
2nd Quarter ended 6/30/2011	15,151.520	225.023
1st Quarter ended 3/31/2011	3,000.300	150.015

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants
DKM Certified Public Accountants
Clearwater, FL
April 17, 2013

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

The accompanying notes are an integral part of these consolidated financial statements

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
Consolidated Statement of Changes in Stockholders’ Deficit
For the period from Inception (March 26, 2008) To December 31, 2012

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
(Stated in US Dollars)

			Cumulative results
	Year ended		From March 26, 2008
	December 31,		(date of inception) to
	2012	2011	December 31, 2012
Cash flows from operating activities
Net loss	$(277,645,056)	$(1,065,533)	$(278,806,734)
Add: loss (income) from discontinued operations	27,018	1,065,533	1,188,696
Adjustments to reconcile non-cash items to cash used by operations:
Stock based compensation	7,904	-	7,904
Impairment of property	75,000,000	-	75,000,000
Loss on stock issued to settle debt	199,940,000	-	199,940,000
Depreciation	777	-	777
Adjustments to reconcile net loss to cash used by operations:
Other receivables	(13,780)	-	(13,780)
Bank indebtedness	(15)	-	(15)
Accounts payable and accrued liabilities	997,054	-	997,054
Accounts payable – related parties	739,565	-	739,565
Damage deposit	(3,010)	-	(3,010)
Prepaid expenses	(414)	-	(414)
Net cash provided by (used in) continuing operations	(949,957)	-	(949,957)
Net cash provided by (used in) discontinued operations	(14)	(212,156)	(292,795)
Net cash provided by (used in) operating activities	(949,971)	(212,156)	(1,242,752)

Cash flows from Investing Activities
Purchase of equipment	(3,214)	-	(3,214)
Net cash provided by (used in) continuing operations	(3,214)	-	(3,214)
Net cash provided by (used in) discontinued operations	-	-	-
Net cash provided by (used in) investing activities	(3,214)	-	(3,214)

Cash flows from Financing Activities
Short term loan	870,570	-	870,570
Advances from related parties	200,424	-	200,424
Repayment advances from related parties	(180,356)		(180,356)
Shares issued from private placement	60,000	-	120,575
Net cash provided by (used in) continuing operations	950,638	-	993,213
Net cash provided by (used in) discontinued operations	(5,000)	212,141	245,206
Net cash provided by (used in) financing activities	945,638	212,141	1,238,419

Effects of foreign exchange	8,734	-	8,734

Increase (decrease) in cash during the period	1,202	(15)	1,187
Cash, beginning of period	(15)	-	-
Cash, end of period	$1,187	$(15)	$1,187

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash transactions:
Stock options granted for consulting fees	7,904	-	7,904
Stock issued for acquisition of properties	773,875,000	-	773,875,000
Stock issued for debt settlements	200,000,000	-	200,000,000
Deferred revenue, reduction to accounts payable	83,000	-	83,000
Deferred revenue , acquisition of trading securities	660,000	-	660,000
Non cash transactions provided by discontinued operations	65,000	683,498	748,498
	$974,690,904	$683,498	$975,374,402

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

As the result of these transactions we are a carbon offsets marketing company. We control 135,000 hectares of Ecuadorian forest for the production of carbon assets.  Initially, we intend to sell carbon offsets through our website to voluntary markets where no verification is required. A carbon offset is a reduction in emissions of carbon dioxide or greenhouse gases made in order to compensate for or to offset an emission made elsewhere. [Source: World Resources Institute]. Carbon offsets are measured in metric tons of carbon dioxide-equivalent and may represent six primary categories of greenhouse gases: carbon dioxide, methane, nitrous oxide, perfluorocarbons, hydrofluorocarbons and sulfur hexafluoride. One carbon offset represents the reduction of one metric ton of carbon dioxide or its equivalent in other greenhouse gases.

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

Revenue Recognition

The Company recognizes revenue from the sale of Certified Emission Reductions Credits (CER’s) and Verified Emission Reduction Credits. (VER).. Revenue from the sale of CER’s and VER’s are recognized in the year they are available and the company has a firm sales contract and collection is reasonable assured.

The pre-sales of credits may occur when a customer reserves the right to buy credits that will be available or certified in a future year upon the execution of a firm sale contract for eligible credits.  Amount received for the pre-sale are recorded as deferred revenue until the credits can be delivered.

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

Impairment of Property for Developing Carbon Credit

Assets acquired for developing carbon assets are assessed annually for impairment of value, or upon a change in circumstances which in management’s estimation, may result in a change to the carrying value of the recorded assets, and a loss is recognized at the time of the impairment by providing an impairment allowance. Impairments are measured by the amount by which the carrying value exceeds its fair value. Impairment of these properties is based on the facts and circumstances surrounding each identified asset based on management’s evaluation. Management’s evaluation follows a multi-step process where (1) recoverability of the carrying value of the asset is reviewed to determine if there is sufficient value recoverable to support the capitalized value at the report date; and, (2) If assets fail the recoverability test, impairment testing is conducted, including the evaluation of various criteria such as: prior history of successful operations; existing (if any) and future projected cash flows ; appraisal reports or evaluations from which management can prepare future cash flow analyses; the Company’s ability to monetize the asset(s) under evaluation; and, Management’s intent regarding future development.

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

On March 30, 2012, the Company entered into a purchase of acquisition agreement (“Purchase of Acquisition Agreement”) with Global Environmental Investments Limited, a Belize corporation (“GEIL”), regarding the Property (as defined above), which at the date of the Purchase of Acquisition Agreement includes an additional 25,000 hectares so that it encompasses a total of  approximately 135,000 hectares. On March 16, 2012, GEIL had entered into an acquisition agreement (the “Acquisition Agreement”) with Fundacion Nelson Velasco Aguirre, a foundation established pursuant to the law of Ecuador (“NVA”). In accordance with the Acquisition Agreement, NVA transferred control of the Property to GEIL. NVA held title and maintained legal ownership of the Property but permitted control over the Property to pass to GEIL through a voting trust agreement dated March 16, 2012 (the “Voting Trust Agreement”) among NVA, GEIL and Fred Nikoo, as voting trustee. Effective June 15, 2012, Amanda Miller replaced Fred Nikoo as Voting Trustee.

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)
 (A Development Stage Company)
(Formerly An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Property for Developing carbon assets – Continued

(2)	Purchase of Acquisition Agreement – Property One (1) (continued)

Therefore, in accordance with the terms and provisions of the Purchase of Acquisition Agreement, GEIL sold all of the rights and interests held by GEIL pursuant to the Acquisition Agreement to the Company in respect of the Property, which now consists of approximately 135,000 hectares.

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

This annual report includes an attestation report of our registered public accounting firm regarding internal control over financial reporting.

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

BLUFOREST, INC.

Date:	April 17, 2013	By:	/s/ Charles Miller
		Name:	Charles Miller
		Title:	Chief Executive Officer (Principal Executive Officer) Principal Financial Officer, Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

Date:	April 17, 2013	By:	/s/ Charles Miller
		Name:	Charles Miller
		Title:	President, Chief Executive Officer (Principal Executive Officer) Principal Financial Officer, Principal Accounting Officer, and Director