Form 10-Q
period 2013-03-31
Bluforest Inc.
filed 2013-05-15
CIK 1440172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes [ ]No [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[X ]

Non-accelerated filer	[ ]	Smaller reporting company	[ ]
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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

103,474,000 common shares outstanding as of May 10, 2013
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)

PART I

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended March 31, 2013, and are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

BLUFOREST INC.
 (A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	March 31, 2013 (Unaudited)	December 31, 2012 (Audited)
ASSETS
Current
Cash	$43	$1,187
Other receivable	13,515	13,780
Damage deposit	2,947	3,010
Prepaid Expenses	705	714
Total Current Assets	17,210	18,691

Equipment, net	2,172	2,437
Property for developing carbon assets (Note 5)	698,875,000	698,875,000
Securities available for sale	63,000	66,000

Total Assets	$698,957,382	$698,962,128

LIABILITIES
Current
Accounts payable and accrued liabilities	1,117,380	925,951
Accounts payable - related parties	222,835	739,565
Advances payable	860,769	870,570
Advances payable – related parties	42,877	20,069
Deferred revenue	743,000	743,000
Discontinued operations	240,225	385,497
Total Current Liabilities	3,227,086	3,684,652

STOCKHOLDERS’ DEFICIT
Capital stock –
Authorized:
$0.001 par value, 400,000,000 common shares authorized;
103,474,000 and 3,474,000 common shares issued and outstanding at March 31, 2013 and December 31, 2012	103,474	3,474
Additional Paid-in Capital	999,573,986	974,666,003
Other comprehensive income (loss)	(575,768)	(585,267
Accumulated deficit during the exploration stage	(1,193,425)	(1,188,696)
Accumulated deficit during the development stage	(302,177,971)	(277,618,038
Total Stockholders’ Equity (Deficit)	695,730,296	695,277,476)
Total Liabilities and Stockholders’ Equity (Deficit)	$698,957,382	$698,962,128

The accompanying notes are an integral part of these consolidated financial statements

BLUFOREST INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
For the three month period ended March 31, 2013 and 2012
and for period from inception to March 31, 2013
(Stated in US Dollars)
(Unaudited)

			Cumulative results
	Three Month Ended		From March 26, 2008
	March 31,		(date of inception)
	2013	2012	to March 31, 2013

Revenue	$-	$-	$-

Operating Expenses:
Impairment of property for developing carbon assets	-	75,000,000	75,000,000
Depreciation	265	-	1,042
Professional fees	126,883	2,460	641,446
Consulting fees	295,589	136,354	2,170,670
General and administrative expenses	19,370	45,262	258,141
Loss from continuing operations	(442,107)	(75,184,076)	(78,071,299)

Other income (expense):
Loss on shares issued to settle debt	(24,100,000)	(199,940,000)	(224,040,000)
Interest expense	(17,826)	(3,155)	(66,672)
Loss before discontinued operations	(24,559,933)	(275,127,231)	(302,177,971)
Loss from discontinued operations	(4,729)	(17,954)	(1,193,425)

Net Loss	$(24,564,662)	$(275,145,185)	$(303,371,396)

Comprehensive loss
Net loss	$(24,564,662)	$(275,145,185)	$(303,371,396)
Unrealized gain (loss) on securities	(3,000)	-	(597,000)
Foreign translation gain (loss)	12,499	(50)	21,232
Comprehensive loss	$(24,555,163)	$(275,145,235)	$(303,947,164)

Net loss per share – basic and diluted
Continuing operations	$(0.32)	$-
Discontinued operations	$(0.00)	$(5,375)

Weighted average shares outstanding – basic and diluted	75,696,222	51,187

The accompanying notes are an integral part of these consolidated financial statements

BLUFOREST INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three month period ended March 31, 2013 and 2012
and for period from inception to March 31, 2013
 (Stated in US Dollars)
(Unaudited)

			Cumulative results
	Three Month ended		From March 26, 2008
	March 31,		(date of inception)
	2013	2012	to March 31, 2013

Cash flows from operating activities
Net loss	$(24,564,662)	$(275,145,185)	$(303,371,396)
Add: loss (income) from discontinued operations	4,729	17,954	1,193,425
Adjustments to reconcile non-cash items to cash used by operations:
Stock based compensation	7,984	7,904	15,888
Impairment of property	-	75,000,000	75,000,000
Loss on stock issued to settle debt	24,100,000	199,940,000	224,040,000
Depreciation	265	-	1,042
Adjustments to reconcile net loss to cash used by operations:
Other receivables	(26)	(501)	(13,806)
Bank indebtedness	-	-	(15)
Accounts payable and accrued liabilities	173,647	144,794	1,170,701
Accounts payable – related parties	253,126	29,884	992,691
Damage deposit	-	-	(3,010)
Prepaid expenses	-	-	(414)
Net cash provided by (used in) continuing operations	(24,937)	(5,150)	(974,894)
Net cash provided by (used in) discontinued operations	-	(889)	(292,795)
Net cash provided by (used in) operating activities	(24,937)	(6,039)	(1,267,689)

Cash flows from Investing Activities
Purchase of equipment	-	(2,319)	(3,214)
Net cash provided by (used in) continuing operations	-	(2,319)	(3,214)
Net cash provided by (used in) discontinued operations	-	-	-
Net cash provided by (used in) investing activities	-	(2,319)	(3,214)

Cash flows from Financing Activities
Short term loan	-	-	870,570
Advances from related parties	23,467	250,725	223,891
Repayment advances from related parties	-	-	(180,356)
Shares issued from private placement	-	-	120,575
Net cash provided by (used in) continuing operations	23,467	250,725	1,034,680
Net cash provided by (used in) discontinued operations	-	-	227,206
Net cash provided by (used in) financing activities	23,467	250,725	1,261,886

Effects of foreign exchange	326	(50)	9,060

Increase (decrease) in cash during the period	(1,144)	242,317	43
Cash, beginning of period	1,187	(15)	-
Cash, end of period	$43	$242,302	$43

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash transactions:
Stock options granted for consulting fees	-	7,904	7,904
Stock issued for acquisition of properties	-	600,000,000	773,875,000
Stock issued for debt settlements	750,000	200,000,000	200,750,000
Deferred revenue, reduction to accounts payable	-		83,000
Deferred revenue , acquisition of trading securities	-		660,000
Non cash transactions provided by discontinued operations	150,000	65,000	898,498
	$900,000	$800,072,904	$976,274,402

The accompanying notes are an integral part of these consolidated financial statements

BLUFOREST INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Note 1 – Organization and summary of significant accounting policies

Organization and nature of business

Bluforest Inc. (formerly: Greenwood Gold Resources, Inc.) (the “Company”) was incorporated in the State of Nevada on March 25, 2008. The Company, previously an Exploration Stage Company became a Development Stage Company on March 30, 2012. A Development Stage Company, is defined by ASC 915-10 “Accounting and Reporting by Development Stage Enterprises”. During the quarter ended March 31, 2012, through various agreements described below under “Note 5 – Purchase of Acquisition Agreement and Commitments”, the Company revised its business plan, which formerly had been to acquire, explore and develop mineral properties, to focus on the area of carbon offsets marketing. The offsets will be validated and verified for sale to companies, organizations, foundations, and other entities that, for regulatory, branding, policy and corporate social responsibility reasons, wish to offset their carbon footprints to support climate change mitigation efforts. The Company’s current focus will be on the prevention of deforestation and degradation of forested lands as well as reforestation, working with entities that strive to provide benefits to indigenous people in the local areas of our project scope. As a result of this change in business and corporate focus, the Company discontinued its mineral exploration operations and became a Development Stage Company.

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

BLUFOREST INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

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

On February 28, 2013 BluForest Inc ("BLUF") and the Commonwealth of Northern Ecuador ("MNE") executed an agreement that develops a program to reduce emissions from deforestation and forest degradation (REDD +) covering the whole territory of the Commonwealth (the "Program").  Pursuant to the contract BLUF was to make an advance payment of $ 600,000, which would be recovered through the sale of carbon credit certificates in the future. This advance would be provided no later than 30 working days after signing the contract if the MNE was able to provide verification which allows the Manicommunidad the right to sell the Carbon Credits.

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

BLUFOREST INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Note 1 – Organization and summary of significant accounting policies - continued

Once we are able to complete the verification process, we will sell verified carbon offsets through other markets. We intend to market and sell Verified Emission Reduction (VER) and Reduced Emissions from Deforestation and Degradation (REDD) carbon offsets through global restoration projects.

On December 4, 2012, The Board of Directors and Major Shareholders of the Company have approved a 30 to 1 reverse split of the Company's outstanding common stock.  The aforementioned transaction will require approval from FINRA prior to taking effect.  The reverse split were approved by FINRA on January 23, 2013, and effected on that date. The effect of this reverse split has been retroactively applied to the common stock balances at March 31, 2013 and December 31, 2012, and reflected in all common stock activity presented in these financial statements.

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

BLUFOREST INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

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

No significant realized exchange gains or losses were recorded to March 31, 2013.

BLUFOREST INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Note 3 – Summary of Significant Accounting Polices- continued

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

Securities Available for Sale

Trading securities as of March 31, 2013 was comprised of 3,000,000 shares of Global Resource Energy Inc. (Ref Note 6 – deferred revenue) which were in exchange for the pre-purchase of the CER’s on November 12, 2012. The Company recorded the value of the 3M shares received as of November 12, 2012 of $660,000. Since the shares hold is readily determinable, the recorded carrying value is reviewed each reporting period and adjusted to the underlying market price.

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

BLUFOREST INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Note 3 – Summary of Significant Accounting Polices- continued

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

BLUFOREST INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Note 4 – Fair Value Measurement

An asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at March 31, 2013 and December 31, 2012.

Level 1 inputs - over the counter stock exchange

The following tables represent the Company’s financial instruments measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012 for each of the fair value hierarchy levels.

		Fair Value		Gain (loss)
	Cost ($)	Dec 31, 2012 ($)	Mar 31, 2013 ($)	Dec 31, 2012 ($)	Mar 31, 2013 ($)
Securities available for sale – Level 1 input	660,000	66,000	63,000	(594,000)	(3,000)

The unrealized loss in the amount of $3,000 and $594,000 has been included in other accumulated comprehensive income at March 31, 2013 and December 31, 2012, respectively.

Note 5 – Property for Developing Carbon Assets

The following table summarizes the movements in each group of property acquired for developing carbon assets during the period ended March 31, 2013 and December 31, 2012:

	Property One	Property Two	Total
December 31, 2011	$-	$-	$-
Additions	600,000,000	173,875,000	773,875,000
Impairment expenses	(75,000,000)	-	(75,000,000)
Balance, December 31, 2012	$525,000,000	$173,875,000	$698,875,000

Balance, March 31, 2013	$525,000,000	$173,875,000	$698,875,000

(1)	Purchase of Acquisition Agreement – Property One (1)

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

BLUFOREST INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Note 5 – Property for Developing carbon assets – Continued

(1)	Purchase of Acquisition Agreement – Property One (1) (continued)

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

BLUFOREST INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Note 5 –Purchase of Acquisition Agreement, Acquisition Agreement and Commitments – Continued

(2)	Purchase of Acquisition Agreement – Property Two (2)

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

BLUFOREST INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Note 6 – Deferred Revenue

(a)
On November 12, 2012, the Company entered a Certified Emission Reductions Pre-sale and Purchase Agreement (“CERSPA”) with Global Resource Energy Inc. (“GBEN”). Under the agreement, GBEN pre-purchase of 66,000 CERs from the Company. Total purchase price of $660,000 was paid in the form of 3,000,000 restricted shares of GBEN. We recorded the pre-sale of $660,000 as deferred revenue presented on the balance sheets as of March 31, 2013 and December 31, 2012.

(b)
On December 24, 2012, the Company entered a Certified Emission Reductions Pre-sale and Purchase Agreement (“CERSPA”) with Mainland Investments Ltd. (“Mainland”). Under the agreement, Mainland pre-purchase of 8,300 CERs from the Company for the purchase price of $83,000. In consideration of the purchase, Mainland agrees to apportion $83,000.00 of the amount owed to it by the Company. We recorded the pre-sale of $83,000 as deferred revenue presented on the balance sheets as of March 31, 2013 and December 31, 2012.

Note 7 – Discontinued Operations

As a result of the Purchase of Acquisition Agreement on March 30, 2012 (ref: Note 5 – Purchase of Acquisition Agreement and Commitments), the Company changed its business focus from mining (exploration stage) to marketing of carbon offsets (development stage). Accordingly, the Company has reported discontinued operations on its statement of operations, classified as follows:

	Three Month ended March 31, 2013	Three Month ended March 31, 2012	From March 26, 2008 (date of inception) to December 31, 2012
Discontinued Operating Expenses
Professional fees	$-	$2,500	$336,668
Mineral property costs	-	-	14,034
Salaries and benefits	-	10,000	135,500
General and administrative expenses	-	454	72,475
Loss on mineral property	-	5,000	619,498
Interest expense	4,729	-	15,250
Total Discontinued Operations	$4,729	$17,954	$1,193,425

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

BLUFOREST INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Note 8 – Equipment

Equipment is recorded at cost. Depreciation of equipment is provided using the straight-line method over the assets estimated useful lives of approximately 3 to 5 years. Equipment, as of March 31, 2013 and December 31, 2012, consisted of the following:

	Estimated Useful Lives	December 31, 2012	December 31, 2012

Computer Equipment	3 Years	$3,214	$3,214
Accumulated depreciation		(1,042)	(777)
		$2,172	$2,437

Depreciation expense for the three month period ended March 31, 2013 was $265 (March 31, 2012 - $nil).

Note 9 – Advances Payable

The following table provides details of the Company’s short-term loans as of March 31, 2013:

	Discontinued Operations		Advances Payable		Accounts Payable (Accrued Interest on Advances)
Balance, December 31, 2012	109,002		870,570	(d)-(e)	39,617
Reclassified to discontinued liabilities from accounts payable	60,000
Debt settled with shares	(150,000)	(a)
Accrued interest	4,729				17,063	(d)-(e)
Foreign exchange on advances			(9,801)
Balance, March 31, 2013	$23,731		$860,769		$56,680

(a)
On May 31, 2011, the Company received funds in the amount of $150,000 pursuant to verbal private placement agreements.  The Company issued 2,000 shares pursuant to those verbal agreements during June, 2011; however, as no subscription agreements were received, the Company returned those shares to the transfer agent for cancellation.  On November 22, 2011, the investor decided to transfer the amount of $150,000 to a short-term loan. On January 25, 2013, the Company agreed to settle debt in full by issuance to the certain Creditor and his assignees an aggregate of 25,000,000 shares of common stock.  25,000,000 shares were valued at fair market value of $0.25 per share on the agreement date, and accordingly we recorded $6,100,000 as loss on the debt settlement.

(b)
As at March 31, 2013, the Company owed $9,385 in short term loans to non-related parties. The amounts owing are unsecured, bear interest at 8% per annum, and are due on demand, which amount is reflected on the balance sheets as discontinued operations

(c)
As at March 31, 2013, the Company owed $4,023 in short term loans to non-related parties. The amounts owing are unsecured, bear interest at 8% per annum, and are due on demand, which amount is reflected on the balance sheets as advances payable. On March 11, 2013, the Company received the office notice from the creditor to request the payment in full.

BLUFOREST INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Note 9 – Advances Payable – Continued

(d)
As at March 31, 2013, the Company owed $456,033 (CAD$464,250) in short term loans to non-related parties. The amounts owing are unsecured, bear interest at 8% per annum, and are due on demand, which amount is reflected on the balance sheets as advances payable. On March 11, 2013, the Company received the office notice from the creditor to request the payment in full.

(e)
As at March 31, 2013, the Company owed $400,713 in short term loans to James Donihee, the former sole officer and director of the Company’s wholly-owned subsidiary, BluForest Canada Ltd. and the formerly President and a director of the Company. The amounts owing are unsecured, bear interest at 8% per annum, and are due on demand, which amount is reflected on the balance sheets as advances payable.

Note 10 - Common Stock

On January 25, 2013, the Company agreed to 25,000,000 shares of common stock to a Creditor and/or his assignees (ref Note 7 – short term loan) in settlement of $150,000. The Company valued these common shares at the fair market value which was $0.25 per share on the date the Company and the Creditors agreed to the debt settlement which was $0.006 per share or $150,000.

On January 25, 2013, the Company agreed to 75,000,000 shares of common stock to a Charles Miller, the President of the Company and/or his assignees in settlement of accounts payable – related parties in the amount of $750,000. The Company valued these common shares at the fair market value which was $0.25 per share on the date the Company and the Creditors agreed to the debt settlement which was $0.01 per share or $750,000.

The total issued and outstanding shares are 103,474,000 as of March 31, 2013.

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

The following table summarizes information concerning stock options outstanding as of March 31:

	Shares	Weighted Average Grant Date Fair Value
Unvested, at December 31, 2012	2,000,000	$1.00
Granted	-
Vested	1,000,000	1.00
Forfeited	-
Unvested, at March 31, 2013	1,000,000	$1.00

The Company recognized stock-based expense as consulting fees of $7,984 during the three month period ended March 31, 2013 (March 31, 2012- $7,904). Unrecognized compensation expense related to outstanding stock options as of March 31, 2013 was $7,997 which to be recognized in 2014.

BLUFOREST INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Note 11 – Stock options – Continued

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

Note 12 – Related party transactions

The following table provides details of the Company’s related party transactions during the three month period ended March 31, 2013:

	Consulting fees
	Three months ended March 31,
	2013	2012
CEO/CFO	$250,000	$-

BLUFOREST INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Note 12 – Related party transactions – Continued:

Advances payable – related parties	Balance, December 31, 2012	Add	Balance, March 31, 2013
CEO/CFO	$20,068	$22,809	$42,877

Accounts payable – related parties	Balance, December 31, 2012	Consulting fee, Expense, Accrued interest	Debt Settlement	Balance, March 31, 2013
CEO/CFO	$718,926	$253,909	$(750,000)	$222,835

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

The provision (benefit) for income taxes for the period ended March 31, 2013, December 31, 2012 by applying the statutory income tax rate was as follows:

	March 31,	December 31,
	2013	2012
Deferred tax provision (benefit) attributable to:
Deferred income tax provision (benefit) at statutory rate	$(93,200)	$(28,472,500)
Federal income tax expense (benefit)	(8,267,000)	(68,445,800)
State income tax expense (benefit), net of federal benefit	(802,400)	(6,643,300)
Subtotal	(9,162,600)	(103,561,600)
Less: reverse valuation allowance	9,162,600	103,561,600
Deferred tax assets	$-	$-

The composition of the Company’s deferred tax assets as at March 31, 2013 and December 31, 2012 is as follows:

	March 31,	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carry forward	$24,564,662	$277,645,056
Less: Accrued officer compensation	(250,000)	(739,226)
Unrealized loss on investment		(594,600
Impairment loss		(75,000,000
Less: Valuation allowance	(24,314,662)	(201,311,230)
Total deferred tax asset	$-	$-

BLUFOREST INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

NOTE 13 – Income Tax - Continued

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at March 31, 2013, the Company had estimated non-capital losses for tax purposes of $226,770,846, which may be carried forward to offset future years’ taxable income. These losses will expire as follows:

Year of Expiry	Taxable Losses
2028	30,756
2029	16,359
2030	49,030
2031	1,048,809
2032	201,311,230
2033	24,314,662
$226,770,846

Income tax returns for the years ended December 31, 2009 through 2011 are open for inspection by federal and state authorities.

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

BLUFOREST INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Note 14 – Commitments and Contingencies (continued)

Legal Issues (cont’t):

At May 15, 2013, all claims by or on behalf of Branislav Jovanovic against the company have been dismissed.  The company expects to continue to press forward with its action to require Mr. Jovanovic to account to the company for his actions and explain his activities. Any assessment of the action is premature at this time.

Note 15 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there were no events to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto in Item I, and the Company’s 10-K Annual Report for the fiscal year ended December 31, 2012 and other publicly available financial information. This discussion contains forward-looking statements and involves numerous risks and uncertainties. Our actual results may differ materially from those contained in any forward-looking statements.

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

RESULTS OF OPERATIONS

Three Month Period Ended March 31, 2013 Compared to Three Month Period Ended March 31, 2012

We generated no revenue for the three month periods ended March 31, 2013 and March 31, 2012, respectively.

During the three month period ended March 31, 2013, we incurred operating expenses from continuing operations of $442,107 as compared to $75,184,076 incurred during the three month period ended March 31, 2012, an increase of $74,417,871. The increase in operating expenses was primarily attributable to the following items: (i) Professional fees of $124,423; (ii) Consulting fees of $159,235; and (iii) Decrease in general and administrative expenses of $25,892 (iv) Impairment of property for developing carbon offsets. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, and marketing costs. Professional fees include accounting and tax service fees, consulting fees, and legal fees.

During the three month period ended March 31, 2013, we incurred a net loss from continuing operations of $24,565,662, including interest expenses of $17,826 and loss on shares to settle debt of $24,100,000.

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

	Three months ended March 31, 2013	Three months ended March 31, 2012	From March 26, 2008 (date of inception) to March 31, 2013
Discontinued Operating Expenses
Professional fees	$-	$2,500	$336,668
Mineral property costs	-	-	14,034
Salaries and benefits	-	10,000	135,500
General and administrative expenses	-	454	72,475
Loss on mineral property	-	5,000	619,498
Interest expense	4,729	-	15,250
Total Discontinued Operations	$4,729	$17,954	$1,193,425

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended March 31, 2013

As of March 31, 2013, our current assets were $17,210 as compared to $18,691 as at December 31, 2012 and our current liabilities were $3,227,086 ( $3,684,652 as at December 31, 2012) , resulting in a working capital deficit of $3,209,876 as at March 31, 2013, ($3,665,961) as at December 31, 2012).   The decrease in current assets was mainly due to a decrease in cash in the amount of $1,144 ($1,187 as of December 31, 2012).   We had total assets of $698,957,382 as at the three months ended March 31, 2013 as compared to total assets of $698,962,128 for the fiscal year ended December 31, 2012. Current liabilities  were comprised of: (i) $1,117,380 in accounts payable and accrued liabilities ($925,951 – December 31, 2012); (ii) $222,835 in accounts payable – related parties ($739,565 – December 31, 2012); (iii) $860,769 for advances payable ($870,570 as of December 31, 2012) and (iv) $42,877 for advances payable – related parties ($20,069 – December 31, 2012).  Current liabilities from discontinued operations totaled $240,225 as at March 31, 2013 as compared to $385,497 as at the fiscal year ended December 31, 2012.

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

We will require additional working capital, as we currently have inadequate capital to fund all of our business strategies, which could severely limit our operations. Subsequent to our fiscal year ended December 31, 2012, our officers and directors have advanced loans for operations and we have determined to undertake an offering of our common stock to raise approximately $8,000,000 in capital, as indicated above. There can be no assurance that any financing will be available or accessible on reasonable terms, either by way of an equity financing or debt. If we cannot raise any additional funding we may either have to suspend operations until we do raise the funds, or cease operations entirely.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have various market risk exposures that arise from our ongoing business operations. Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments. Our financial results are impacted by changes in interest rates, certain foreign currency exchange rates and sale prices.

Foreign Currency Exchange Rate Risk

We have sales and offices in Ecuador and business in other countries in the world.  As a result, we make conduct business transactions denominated in various currencies, including the U.S. dollar, the British pound, the Euro, and the Canadian dollar. The direct effect of foreign currency fluctuations on sales has not been material because our sales are primarily denominated in U.S. dollars. However, if the U.S. dollar strengthens relative to other currencies, such strengthening could have an indirect effect on our sales. A weaker U.S. dollar could have the opposite effect. However, the precise indirect effect of currency fluctuations is difficult to measure or predict because our sales are influenced by many factors in addition to the impact of such currency fluctuations.

Interest Rate Risk

Our primary exposure to interest rate risk results from our outstanding debt obligations. The level of fees and interest charged on short term borrowings are based upon 8% per annum. These short term borrowings allow us to create certainty related to the future cash flows as it relates to fluctuations and the impact they have on interest payments on our variable rate debt.

We believe that our exposure to market risk related to interest rate fluctuations for cash and cash equivalents is not significant.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Refer to previous disclosure on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company does not have any senior securities as of the date of this Form 10-Q.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description
3.1	Articles of Incorporation	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on July 18, 2008
3.1(1)	Certificate of Change to Articles of Incorporation filed with the Nevada Secretary of State	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 17, 2011
3.1(2)	Certificate of Amendment to Articles of Incorporation filed with the Nevada secretary of State regarding the decrease in authorized capital	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on June 16, 2011
3.2	Bylaws	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on July 18, 2008
10.1	Option Agreement between the Company and Candorado	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 22, 2011
10.2	Option Agreement between the Company and Robert Rosenblat dated October 27, 2011	Incorporated by reference to our Form 10-K filed with the Securities and Exchange Commission on April , 2012.
10.3	Acquisition Agreement between the Company and Ocean View Real Estate Company Ltd.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 22, 2012
10.4	Purchase and Acquisition Agreement dated March 30, 2012, between the Company and Global Environmental Investments Ltd.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on April 11, 2012.
14.1	Code of Ethics	Incorporated by reference to our Form 10-K filed with the Securities and Exchange Commission on March 31, 2009
99.9	Appraisal dated January 1, 2012 regarding the Property prepared by Msc. Paul Tufino M. Corporacion, SIMBIOE	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on April 11, 2012.
31..1	Section 302 Certification – Principal Executive Officer	Filed herewith
31.2	Section 302 Certification – Principal Financial Officer	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith*
101SCH	XBRL Taxonomy Extension Schema Document	Filed herewith*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith*
*to be filed by Amendment.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BLUFOREST INC. (FORMERLY GREENWOOD GOLD RESOURCES, INC.)

Date: May 15, 2013	By:	/s/ Charles Miller
	Name:	Charles Miller
	Title:	Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer)