Form 10-Q
period 2013-06-30
Bluforest Inc.
filed 2013-08-14
CIK 1440172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

103,474,000 common shares outstanding as of August 13, 2013
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)

PART I

ITEM 1.                                FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended June 30, 2013, and are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

BLUFOREST INC.
 (A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	June 30, 2013 (Unaudited)	December 31, 2012 (Audited)
ASSETS
Current
Cash	$1,357	$1,187
Other receivable	13,180	13,780
Damage deposit	2,851	3,010
Prepaid Expenses	692	714
Total Current Assets	18,080	18,691

Equipment, net	1,910	2,437
Property for developing carbon assets (Note 5)	698,875,000	698,875,000
Securities available for sale	57,000	66,000

Total Assets	$698,951,990	$698,962,128

LIABILITIES
Current
Accounts payable and accrued liabilities	1,240,066	925,951
Accounts payable - related parties	475,382	739,565
Advances payable	846,006	870,570
Advances payable – related parties	94,043	20,069
Deferred revenue	743,000	743,000
Discontinued operations	239,282	385,497
Total Current Liabilities	3,637,779	3,684,652

STOCKHOLDERS’ DEFICIT
Capital stock –
Authorized:
$0.001 par value, 400,000,000 common shares authorized;
103,474,000 and 3,474,000 common shares issued and outstanding at June 30, 2013 and December 31, 2012	103,474	3,474
Additional Paid-in Capital	999,573,986	974,666,003
Other comprehensive income (loss)	(558,646)	(585,267)
Accumulated deficit during the exploration stage	(1,193,612)	(1,188,696)
Accumulated deficit during the development stage	(302,610,991)	(277,618,038)
Total Stockholders’ Equity (Deficit)	695,314,211	695,277,476)
Total Liabilities and Stockholders’ Equity (Deficit)	$698,951,990	$698,962,128

The accompanying notes are an integral part of these consolidated financial statements

BLUFOREST INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
For the three and six month period ended June 30, 2013 and 2012 and for period from inception to June 30, 2013
(Stated in US Dollars)
(Unaudited)

					Cumulative results
					From March 26, 2008
	Three months ended June 30,		Six months ended		(date of inception) to
	2013	2012	2013	2012	June 30, 2013
Revenue	$-	$-	$-	$-	$-

Operating Expenses
Impairment of identified intangible asset	-	-	-	75,000,000	75,000,000
Depreciation	262	241	527	241	1,304
Professional fees	98,897	69,758	225,780	72,218	740,343
Consulting fees	279,956	613,530	575,545	749,884	2,450,626
General and administrative expenses	35,107	112,116	54,477	157,378	293,248
Loss from continuing operations	(414,222)	(795,645)	(856,329)	(75,979,721)	(78,485,521)

Other income (expense)
Loss on shares issued to settle debt	-	-	(24,100,000)	(199,940,000)	(224,040,000)
Interest expense	(18,798)	(11,489)	(36,624)	(14,644)	(85,470)
Loss before discontinued operations	(433,020)	(807,134)	(24,992,953)	(275,934,365)	(302,610,991)
Loss from discontinued operations	(187)	(5,056)	(4,916)	(23,010)	(1,193,612)

Net Loss	$(433,207)	$(812,190)	$(24,997,869)	$(275,957,375)	$(303,804,603)

Comprehensive loss
Net loss	$(433,207)	$(812,190)	$(24,997,869)	$(275,957,375)	$(303,804,603)
Unrealized gain (loss) on securities	(6,000)	-	(9,000)	-	(603,000)
Foreign translation gain (loss)	23,122	9,455	35,621	9,405	44,354
Comprehensive loss	$(416,085)	$(802,735)	$(24,971,248)	$(275,947,970)	$(304,363,249)

Net loss per share – basic and diluted
Continuing operations	$(0.00)	$(0.01)	$(0.28)	$(5.67)
Discontinued operations	$(0.00)	$(0.01)	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	103,474,000	96,361,313	89,661,845	48,657,925

The accompanying notes are an integral part of these consolidated financial statements

BLUFOREST INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six month period ended June 30, 2013 and 2012
and for period from inception to June 30, 2013
 (Stated in US Dollars)
(Unaudited)

			Cumulative results
	Six Month ended		From March 26, 2008
	June 30,		(date of inception) to
	2013	2012	June 30, 2013
Cash flows from operating activities
Net loss	$(24,997,869)	$(275,957,375)	$(303,371,396)
Add: loss (income) from discontinued operations	4,916	23,010	1,193,425
Adjustments to reconcile non-cash items to cash used by operations:
Stock based compensation	7,984	7,904	15,888
Impairment of property	-	75,000,000	75,000,000
Loss on stock issued to settle debt	24,100,000	199,940,000	224,040,000
Depreciation	526	241	1,042
Adjustments to reconcile net loss to cash used by operations:
Other receivables	(131)	(7,575)	(13,806)
Bank indebtedness	-	(15)	(15)
Accounts payable and accrued liabilities	313,772	11,653	1,170,701
Accounts payable – related parties	506,532	262,255	992,691
Damage deposit	-	(2,927)	(3,010)
Prepaid expenses	-	(2,745)	(414)
Net cash provided by (used in) continuing operations	(64,270)	(725,574)	(974,894)
Net cash provided by (used in) discontinued operations	-	(7,954)	(292,795)
Net cash provided by (used in) operating activities	(64,270)	(733,528)	(1,267,689)

Cash flows from Investing Activities
Purchase of equipment	-	(3,214)	(3,214)
Net cash provided by (used in) continuing operations	-	(3,214)	(3,214)
Net cash provided by (used in) discontinued operations	-	-	-
Net cash provided by (used in) investing activities	-	(3,214)	(3,214)

Cash flows from Financing Activities
Short term loan	-	199,163	870,570
Advances from related parties	75,033	584,638	223,891
Repayment advances from related parties	-	-	(180,356)
Shares issued from private placement	-	50,000	120,575
Net cash provided by (used in) continuing operations	75,033	833,801	1,034,680
Net cash provided by (used in) discontinued operations	-	-	227,206
Net cash provided by (used in) financing activities	75,033	833,801	1,261,886

Effects of foreign exchange	(10,593)	9,405	9,060

Increase (decrease) in cash during the period	170	106,464	43
Cash, beginning of period	1,187	-)	-
Cash, end of period	$1,357	$106,464	$43

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash transactions:
Stock options granted for consulting fees	-	7,904	7,904
Stock issued for acquisition of properties	-	773,875,000	773,875,000
Stock issued for debt settlements	750,000	200,000,000	200,750,000
Deferred revenue, reduction to accounts payable	-		83,000
Deferred revenue , acquisition of trading securities	-		660,000
Non cash transactions provided by discontinued operations	150,000	65,000	898,498
	$900,000	$973,947,904	$976,274,402

The accompanying notes are an integral part of these consolidated financial statements

BLUFOREST INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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
June 30, 2013
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
June 30, 2013
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
June 30, 2013
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

No significant realized exchange gains or losses were recorded to June 30, 2013.

BLUFOREST INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
 (Unaudited)

Note 3 – Summary of Significant Accounting Polices- continued

 Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization on property and equipment are determined using the straight-line method over the three to five year estimated useful lives of the assets.

Revenue Recognition

The Company recognizes revenue from the sale of Certified Emission Reductions Credits (CER’s) and Verified Emission Reduction Credits. (VER). Revenue from the sale of CER’s and VER’s are recognized in the year they are available and the company has a firm sales contract and collection is reasonable assured.

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

Securities Available for Sale

Trading securities as of June 30, 2013 was comprised of 3,000,000 shares of Global Resource Energy Inc. (Ref Note 6 – deferred revenue) which were in exchange for the pre-purchase of the CER’s on November 12, 2012. The Company recorded the value of the 3M shares received as of November 12, 2012 of $660,000. Since the shares hold is readily determinable, the recorded carrying value is reviewed each reporting period and adjusted to the underlying market price.

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
June 30, 2013
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
June 30, 2013
 (Unaudited)

Note 4 – Fair Value Measurement

An asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at June 30, 2013 and December 31, 2012.

Level 1 inputs - over the counter stock exchange

The following tables represent the Company’s financial instruments measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012 for each of the fair value hierarchy levels.

		Fair Value		Gain (loss)
	Cost ($)	Dec 31, 2012 ($)	Jun 30, 2013 ($)	Dec 31, 2012 ($)	Jun 30, 2013 ($)
Securities available for sale – Level 1 input	660,000	66,000	57,000	(594,000)	(9,000)

The unrealized loss in the amount of $9,000 and $594,000 has been included in other accumulated comprehensive income at June 30, 2013 and December 31, 2012, respectively.

Note 5 – Property for Developing Carbon Assets

The following table summarizes the movements in each group of property acquired for developing carbon assets during the period ended June 30, 2013 and December 31, 2012:

	Property One	Property Two	Total
December 31, 2011	$-	$-	$-
Additions	600,000,000	173,875,000	773,875,000
Impairment expenses	(75,000,000)	-	(75,000,000)
Balance, December 31, 2012	$525,000,000	$173,875,000	$698,875,000

Balance, June 30, 2013	$525,000,000	$173,875,000	$698,875,000

(1)	Purchase of Acquisition Agreement – Property One (1)

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
June 30, 2013
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
June 30, 2013
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

BLUFOREST INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
 (Unaudited)

Note 6 – Deferred Revenue

(a)
On November 12, 2012, the Company entered a Certified Emission Reductions Pre-sale and Purchase Agreement (“CERSPA”) with Global Resource Energy Inc. (“GBEN”). Under the agreement, GBEN pre-purchase of 66,000 CERs from the Company. Total purchase price of $660,000 was paid in the form of 3,000,000 restricted shares of GBEN. We recorded the pre-sale of $660,000 as deferred revenue presented on the balance sheets as of June 30, 2013 and December 31, 2012.

(b)
On December 24, 2012, the Company entered a Certified Emission Reductions Pre-sale and Purchase Agreement (“CERSPA”) with Mainland Investments Ltd. (“Mainland”). Under the agreement, Mainland pre-purchase of 8,300 CERs from the Company for the purchase price of $83,000. In consideration of the purchase, Mainland agrees to apportion $83,000.00 of the amount owed to it by the Company. We recorded the pre-sale of $83,000 as deferred revenue presented on the balance sheets as of June 30, 2013 and December 31, 2012.

Note 7 – Discontinued Operations

As a result of the Purchase of Acquisition Agreement on March 30, 2012 (ref: Note 5 – Purchase of Acquisition Agreement and Commitments), the Company changed its business focus from mining (exploration stage) to marketing of carbon offsets (development stage). Accordingly, the Company has reported discontinued operations on its statement of operations, classified as follows:

	Six Month ended June 30, 2013	Six Month ended June 30, 2012	From March 26, 2008 (date of inception) to June 30, 2013
Discontinued Operating Expenses
Professional fees	$-	$2,500	$336,668
Mineral property costs	-	-	14,034
Salaries and benefits	-	10,000	135,500
General and administrative expenses	-	454	72,475
Loss on mineral property	-	5,000	619,498
Interest expense	4,916	5,056	15,437
Total Discontinued Operations	$4,916	$23,010	$1,193,612

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

BLUFOREST INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
 (Unaudited)

Note 8 – Equipment

Equipment is recorded at cost. Depreciation of equipment is provided using the straight-line method over the assets estimated useful lives of approximately 3 to 5 years. Equipment, as of June 30, 2013 and December 31, 2012, consisted of the following:

	Estimated Useful Lives	June 30, 2013	December 31, 2012
Computer Equipment	3 Years	$3,214	$3,214
Accumulated depreciation		(1,304)	(777)
		$1,910	$2,437

Depreciation expense for the six month period ended June 30, 2013 was $527 (June 30, 2012 - $241).

Note 9 – Advances Payable

The following table provides details of the Company’s short-term loans as of June 30, 2013:

	Discontinued Operations		Advances Payable		Accounts Payable (Accrued Interest on Advances)
Balance, December 31, 2012	109,002		870,570	(c)-(e)	39,617
Reclassified to discontinued liabilities from accounts payable	60,000
Debt settled with shares	(150,000)	(a)
Accrued interest	4,916				34,194	(c)-(e)
Foreign exchange on advances			(24,564)
Balance, June 30, 2013	$23,918		$846,006		$73,811

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

(b)
As at June 30, 2013, the Company owed $9,385 in short term loans to non-related parties. The amounts owing are unsecured, bear interest at 8% per annum, and are due on demand, which amount is reflected on the balance sheets as discontinued operations

(c)
As at June 30, 2013, the Company owed $4,023 in short term loans to non-related parties. The amounts owing are unsecured, bear interest at 8% per annum, and are due on demand, which amount is reflected on the balance sheets as advances payable. On March 11, 2013, the Company received the office notice from the creditor to request the payment in full.

BLUFOREST INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
 (Unaudited)

Note 9 – Advances Payable – Continued

(d)
As at June 30, 2013, the Company owed $441,270 in short term loans to non-related parties. The amounts owing are unsecured, bear interest at 8% per annum, and are due on demand, which amount is reflected on the balance sheets as advances payable. On March 11, 2013, the Company received the office notice from the creditor to request the payment in full.

(e)
As at June 30, 2013, the Company owed $400,713 in short term loans to James Donihee, the former sole officer and director of the Company’s wholly-owned subsidiary, BluForest Canada Ltd. and the formerly President and a director of the Company. The amounts owing are unsecured, bear interest at 8% per annum, and are due on demand, which amount is reflected on the balance sheets as advances payable.

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

The total issued and outstanding shares are 103,474,000 as of June 30, 2013.

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

The following table summarizes information concerning stock options outstanding as of June 30, 2013:

	Shares	Weighted Average Grant Date Fair Value
Unvested, at December 31, 2012	2,000,000	$1.00
Granted	-
Vested	1,000,000	1.00
Forfeited	-
Unvested, at June 30, 2013	1,000,000	$1.00

The Company recognized stock-based expense as consulting fees of $7,984 during the six month period ended June 30, 2013 (June 30, 2012- $7,904). Unrecognized compensation expense related to outstanding stock options as of June 30, 2013 was $7,997 which to be recognized in 2014.

BLUFOREST INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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

On June 20, 2013 the Company filed 2013 Stock Compensation Plan (“Plan”) for employees, consultants, directors, and other persons associated with the Company and any of the Company’s subsidiaries, whom the Board wishes to incite, up to 10,000,000 shares of its common stock (“Shares”). Effective as of July 16, 2013, we amended its Plan to decrease the number of Shares that is available for issuance thereunder by 9,800,000 Shares that remain unsold. As a result, the Registration Statement now covers a maximum of 200,000 Shares.

BLUFOREST INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
 (Unaudited)

Note 12 – Related party transactions

The following table provides details of the Company’s related party transactions during the six month period ended June 30, 2013:

Consulting fees
	Six months ended June 30,
	2013	2012
CEO/CFO	$500,000	$250,000

Advances payable – related parties	Balance, December 31, 2012	Add	Balance, June 30, 2013
CEO/CFO	$20,069	$73,974	$94,043

Accounts payable – related parties	Balance, December 31, 2012	Consulting fee, Expense, Accrued interest	Debt Settlement	Balance, June 30, 2013
CEO/CFO	$718,926	$506,456	$(750,000)	$475,382

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

The provision (benefit) for income taxes for the period ended June 30, 2013, December 31, 2012 by applying the statutory income tax rate was as follows:
	June 30,	December 31,
	2013	2012

Deferred tax provision (benefit) attributable to:
Deferred income tax provision (benefit) at statutory rate	$(186,500)	$(28,472,500)
Federal income tax expense (benefit)	(8,329,300)	(68,445,800)
State income tax expense (benefit), net of federal benefit	(808,400)	(6,643,300)
Subtotal	(9,324,200)	(103,561,600)
Less: reverse valuation allowance	9,324,200	103,561,600
Deferred tax assets	$-	$-

BLUFOREST INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
 (Unaudited)

NOTE 13 – Income Tax - Continued

The composition of the Company’s deferred tax assets as at June 30, 2013 and December 31, 2012 is as follows:

	June 30,	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carry forward	$24,997,869	$277,645,056
Less: Accrued officer compensation	(500,000)	(739,226)
Unrealized loss on investment	-	(594,600
Impairment loss	-	(75,000,000
Less: Valuation allowance	(24,497,869)	(201,311,230)
Total deferred tax asset	$-	$-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at June 30, 2013, the Company had estimated non-capital losses for tax purposes of $226,770,846, which may be carried forward to offset future years’ taxable income. These losses will expire as follows:

Year of Expiry	Taxable Losses
2028	30,756
2029	16,359
2030	49,030
2031	1,048,809
2032	201,311,230
2033	24,497,869
$226,954,053

All tax years from inception are open to examination by the Internal Revenue Services.

Note 14 – Commitments and Contingencies

Legal Issues:

(i)	Branislav Jovanovic

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

BLUFOREST INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
 (Unaudited)

Note 14 – Commitments and Contingencies (continued)

Legal Issues (cont’d):

(i)	Branislav Jovanovic (cont’d)

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

(ii)	George Sharp Claim

On April 16, 2013 a California resident named George Sharp filed suit against the company and its director and former directors of matters that related to the promotional activities once conducted by management when the company was known as Greenwood Gold Resources Inc. BluForest is filing a statement of defence against these claims and will press forward with its defence against these allegations. Any assessment of the action is premature at this time.

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

RESULTS OF OPERATIONS

Three Month Period Ended June 30, 2013 Compared to Three Month Period Ended June 30, 2012

We generated no revenue for the three month periods ended June 30, 2013 and June 30, 2012, respectively.

During the three month period ended June 30, 2013, we incurred operating expenses from continuing operations of $414,222 as compared to $795,645 incurred during the three month period ended June 30, 2012, a decrease of $381,423. The decrease in operating expenses was primarily attributable to the following items: (i) Professional fee increase of $29,139; (ii) Consulting fee decrease of $333,574; and (iii) Decrease in general and administrative expenses of $77,009. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, and marketing costs. Professional fees include accounting and tax service fees, consulting fees, and legal fees.

During the three month period ended June 30, 2013, we incurred a net loss from continuing operations of $24,997,869, including interest expenses of $36,624 and loss on shares to settle debt of $24,100,000.

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

	Three months ended June 30, 2013	Six months ended June 30, 2012	From March 26, 2008 (date of inception) to June 30, 2013
Discontinued Operating Expenses
Professional fees	$-	$2,500	$336,668
Mineral property costs	-	-	14,034
Salaries and benefits	-	10,000	135,500
General and administrative expenses	-	454	72,475
Loss on mineral property	-	5,000	619,498
Interest expense	4,916	5,056	15,437
Total Discontinued Operations	$4,916	$23,010	$1,193,612

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended June 30, 2013

As of June 30, 2013, our current assets were $18,080 as compared to $18,691 as at December 31, 2012 and our current liabilities were $3,637,779 ( $3,684,652 as at December 31, 2012) , resulting in a working capital deficit of $3,619,699 as at June 30, 2013, ($3,665,961) as at December 31, 2012).  We had total assets of $698,951,990 as at the three months ended June 30, 2013 as compared to total assets of $698,962,128 for the fiscal year ended December 31, 2012. Current liabilities were comprised of: (i) $1,240,066 in accounts payable and accrued liabilities ($925,951 – December 31, 2012); (ii) $475,382 in accounts payable – related parties ($739,565 – December 31, 2012); (iii) $846,006 for advances payable ($870,570 as of December 31, 2012) and (iv) $94,043 for advances payable – related parties ($20,069 – December 31, 2012).  Current liabilities from discontinued operations totaled $239,282 as at June 30, 2013 as compared to $385,497 as at the fiscal year ended December 31, 2012.

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

In June, 2012 Mr. Jovanovic commenced arbitration proceedings against the company with such proceedings filed with the International Centre for Dispute Resolution in Las Vegas, NV.  The statement of claim filed by the plaintiff in the arbitration proceedings alleged unpaid sums of approximately $150,000 USD.  The company replied and filed a Statement of Defence in the arbitration proceedings on July 28, 2012.  The company filed a statement of defence and asserted, amongst other things, that the arbitration proceedings should be terminated.  By way of a direction issued by the International Centre for Dispute Resolution on September 25, 2012 the arbitration was terminated and the claim was dismissed due to inaction by the Plaintiff in prosecuting his claim.

Currently, all claims by or on behalf of Branislav Jovanovic against the company have been dismissed.  The company expects to continue to press forward with its action to require Mr. Jovanovic to account to the company for his actions and explain his activities. Any assessment of the action is premature at this time.

On April 16, 2013 a California resident named George Sharp filed suit against the company and its director and former directors of matters that related to the promotional activities once conducted by management when the company was known as Greenwood Gold Resources Inc. BluForest is filing a statement of defence against these claims and will press forward with its defence against these allegations.  Any assessment of the action is premature at this time.

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Nil

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company does not have any senior securities as of the date of this Form 10-Q.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

On June 20, 2013 the Company filed 2013 Stock Compensation Plan (“Plan”) for employees, consultants, directors, and other persons associated with the Company and any of the Company’s subsidiaries, whom the Board wishes to incite, up to 10,000,000 shares of its common stock (“Shares”). Effective as of July 16, 2013, we amended its Plan to decrease the number of Shares that is available for issuance thereunder by 9,800,000 Shares that remain unsold. As a result, the Registration Statement now covers a maximum of 200,000 Shares.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description
3.1	Articles of Incorporation	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on July 18, 2008
3.1(1)	Certificate of Change to Articles of Incorporation filed with the Nevada Secretary of State	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 17, 2011
3.1(2)	Certificate of Amendment to Articles of Incorporation filed with the Nevada secretary of State regarding the decrease in authorized capital	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on June 16, 2011
3.2	Bylaws	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on July 18, 2008
10.1	Option Agreement between the Company and Candorado	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 22, 2011
10.2	Option Agreement between the Company and Robert Rosenblat dated October 27, 2011	Incorporated by reference to our Form 10-K filed with the Securities and Exchange Commission on April , 2012.
10.3	Acquisition Agreement between the Company and Ocean View Real Estate Company Ltd.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 22, 2012
10.4	Purchase and Acquisition Agreement dated March 30, 2012, between the Company and Global Environmental Investments Ltd.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on April 11, 2012.
14.1	Code of Ethics	Incorporated by reference to our Form 10-K filed with the Securities and Exchange Commission on March 31, 2009
99.9	Appraisal dated January 1, 2012 regarding the Property prepared by Msc. Paul Tufino M. Corporacion, SIMBIOE	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on April 11, 2012.
31..1	Section 302 Certification – Principal Executive Officer	Filed herewith
31.2	Section 302 Certification – Principal Financial Officer	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
To be filed by amendment.
101.INS	XBRL Instance Document	To be filed by amendment.
101SCH	XBRL Taxonomy Extension Schema Document	To be filed by amendment.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	To be filed by amendment.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	To be filed by amendment.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	To be filed by amendment.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	To be filed by amendment.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BLUFOREST INC. (FORMERLY GREENWOOD GOLD RESOURCES, INC.)

Date: August 14, 2013	By:	/s/ Charles Miller
Charles Miller
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer)