Form 10-K/A
period 2012-12-31
Bluforest Inc.
filed 2013-11-01
CIK 1440172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 2

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
None

EXPLANATORY NOTE

The purpose of this Amendment No. 2 on Form 10–K/A to Bluforest, Inc.’s annual report on Form 10–K/A  Amendment No. 1 for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on April 18, 2012(the “Form 10–K/A”), is solely to furnish Exhibit 101 to the Form 10–K/A  in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–K/A.  This Amendment No. 2 speaks as of the original filing date of the Form 10–K/A Amendment No. 1, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–K/A.

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation	S-1	July 18, 2008	3.1
3.1(1)	Certificate of Change to Articles of Incorporation filed with the Nevada Secretary of State	8-K	February 17, 2011	3.1
3.2	Bylaws	S-1	July 18, 2008	3.2
4.1	Specimen stock certificate	S-1	July 18, 2008	4.1
10.1	Option Agreement between the Company and Candorado	8-K	February 22, 2011	10.1
10.3	Acquisition Agreement between the Company and Ocean View Real Estate Company Ltd.	8-K	February 22, 2012	10.1
14.1	Code of Ethics	10-K	March 31, 2009	14.1
31.1	Section 302 Certification - Principal Executive Officer	10-K/A	April 18, 2013	31.1
31.2	Section 302 Certification - Principal Financial Officer	10-K/A	April 18, 2013	31.2
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K/A	April 18, 2013	32.1
101.INS	XBRL Instance Document	EX-101.INS	EX-101.INS	X
101SCH	XBRL Taxonomy Extension Schema Document	EX.101.SCH	EX.101.SCH	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	EX-101.CAL	EX-101.CAL	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	EX-101.LAB	EX-101.LAB	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	EX-101.PRE	EX-101.PRE	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	EX-101.DEF	EX-101.DEF	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUFOREST, INC.

Date:	October 31, 2013	By:	/s/ Charles Miller
		Name:	Charles Miller
		Title:	Chief Executive Officer (Principal Executive Officer) Principal Financial Officer, Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

Date:	Ocotber 31, 2013	By:	/s/ Charles Miller
		Name:	Charles Miller
		Title:	President, Chief Executive Officer (Principal Executive Officer) Principal Financial Officer, Principal Accounting Officer, and Director