Form 10-Q
period 2013-09-30
Bluforest Inc.
filed 2013-11-18
CIK 1440172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

103,627,000 common shares outstanding as of November 18, 2013
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

BLUFOREST INC.
(FORMERLY GREENWOOD GOLD RESOURCES, INC.)

PART I

ITEM 1.                                FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended September 30, 2013, and are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

BLUFOREST INC.
 (A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	September 30, 2013 (Unaudited)	December 31, 2012 (Audited)
ASSETS
Current
Cash	$838	$1,187
Other receivable	13,513	13,780
Damage deposit	2,911	3,010
Prepaid Expenses	701	714
Total Current Assets	17,963	18,691

Equipment, net	1,653	2,437
Property for developing carbon assets (Note 5)	698,875,000	698,875,000
Securities available for sale	10,500	66,000

Total Assets	$698,905,116	$698,962,128

LIABILITIES
Current
Accounts payable and accrued liabilities	$1,232,573	$925,951
Accounts payable - related parties	737,222	739,565
Advances payable	855,203	870,570
Advances payable – related parties	96,003	20,069
Deferred revenue	743,000	743,000
Discontinued operations	239,471	385,497
Total Current Liabilities	3,903,472	3,684,652

STOCKHOLDERS’ DEFICIT
Capital stock –
Authorized:
$0.001 par value, 400,000,000 common shares authorized;
103,627,000 and 3,474,000 common shares issued and outstanding at September 30, 2013 and December 31, 2012	103,627	3,474
Additional Paid-in Capital	999,818,334	974,666,003
Other comprehensive income (loss)	(621,122)	(585,267)
Accumulated deficit during the exploration stage	(1,193,801)	(1,188,696)
Accumulated deficit during the development stage	(303,105,394)	(277,618,038)
Total Stockholders’ Equity (Deficit)	695,001,644	695,277,476)
Total Liabilities and Stockholders’ Equity (Deficit)	$698,905,116	$698,962,128

The accompanying notes are an integral part of these consolidated financial statements

BLUFOREST INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
For the three and nine month period ended September 30, 2013 and 2012 and for period from inception to September 30, 2013
(Stated in US Dollars)
(Unaudited)

					Cumulative results
					From March 26, 2008
	Three Months Ended		Nine Month Ended		(date of inception) to
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013

Revenue	$-	$-	$-	$-	$-

Operating Expenses
Impairment of identified intangible asset	-	-	-	75,000,000	75,000,000
Depreciation	257	267	784	508	1,561
Professional fees	100,079	78,539	325,859	150,757	840,422
Consulting fees	249,977	589,072	825,522	1,338,956	2,700,603
General and administrative expenses	30,498	52,946	84,975	210,324	323,746
Loss from continuing operations	(380,811)	(720,824)	(1,237,140)	(76,700,545)	(78,866,332)

Other income (expense)
Loss on shares issued to settle debt	(94,500)	-	(24,194,500)	(199,940,000)	(224,134,500)
Interest expense	(19,092)	(7,788)	(55,716)	(22,432)	(104,562)
Loss before discontinued operations	(494,403)	(728,612)	(25,487,356)	(276,662,977)	(303,105,394)
Loss from discontinued operations	(189)	(2,004)	(5,105)	(25,014)	(1,193,801)

Net Loss	$(494,592)	$(730,616)	$(25,492,461)	$(276,687,991)	$(304,299,195)

Comprehensive loss
Net loss	$(494,592)	$(730,616)	$(25,492,461)	$(276,687,991)	$(304,299,195)
Unrealized gain (loss) on securities	(46,500)	-	(55,500)	-	(649,500)
Foreign translation gain (loss)	(15,976)	(21,424)	19,645	(12,019)	28,378
Comprehensive loss	$(557,068)	$(752,040)	$(25,528,316)	$(276,700,010)	$(304,920,317)

Net loss per share – basic and diluted
Continuing operations	$(0.00)	$(0.01)	$(0.28)	$(3.71)
Discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	103,566,674	127,192,883	94,349,026	75,124,834

The accompanying notes are an integral part of these consolidated financial statements

BLUFOREST INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine month period ended September 30, 2013 and 2012
and for period from inception to September 30, 2013
 (Stated in US Dollars)
(Unaudited)

			Cumulative results
	Nine Month ended September 30,		From March 26, 2008 (date of inception) to
	2013	2012	September 30, 2013
Cash flows from operating activities
Net loss	$(25,492,461)	$(276,687,991)	$(304,299,195)
Add: loss (income) from discontinued operations	5,105	25,014	1,193,801
Adjustments to reconcile non-cash items to cash used by operations:
Stock based compensation	7,984	7,904	15,888
Impairment of property	-	75,000,000	75,000,000
Loss on stock issued to settle debt	24,194,500	199,940,000	224,134,500
Depreciation	784	508	1,561
Adjustments to reconcile net loss to cash used by operations:
Other receivables	(190)	(12,810)	(13,970)
Bank indebtedness	-	(15)	(15)
Accounts payable and accrued liabilities	438,375	353,396	1,435,429
Accounts payable – related parties	768,213	472,348	1,507,778
Damage deposit	-	(3,050)	(3,010)
Prepaid expenses	-	(739)	(414)
Net cash provided by (used in) continuing operations	(77,690)	(905,435)	(1,027,647)
Net cash provided by (used in) discontinued operations	-	(7,954)	(292,795)
Net cash provided by (used in) operating activities	(77,690)	(913,389)	(1,320,442)

Cash flows from Investing Activities
Purchase of equipment	-	(3,214)	(3,214)
Net cash provided by (used in) continuing operations	-	(3,214)	(3,214)
Net cash provided by (used in) discontinued operations	-	-	-
Net cash provided by (used in) investing activities	-	(3,214)	(3,214)

Cash flows from Financing Activities
Short term loan	-	476,026	870,570
Advances from related parties	76,597	581,069	277,021
Repayment advances from related parties	-	(180,356)	(180,356)
Shares issued from private placement	-	60,000	102,575
Net cash provided by (used in) continuing operations	76,597	936,739	1,069,810
Net cash provided by (used in) discontinued operations	-	-	245,206
Net cash provided by (used in) financing activities	76,597	936,739	1,315,016

Effects of foreign exchange	744	(12,020)	9,478

Increase (decrease) in cash during the period	(349)	8,116	838
Cash, beginning of period	1,187	-	-
Cash, end of period	$838	$8,116	$838

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash transactions:
Stock options granted for consulting fees	-	7,904	7,904
Stock issued for acquisition of properties	-	773,875,000	773,875,000
Stock issued for debt settlements	900,000	200,000,000	200,900,000
Deferred revenue, reduction to accounts payable	-		83,000
Deferred revenue , acquisition of trading securities	-		660,000
Non cash transactions provided by discontinued operations	150,000	65,000	898,498
	$1,050,000	$973,947,904	$976,424,402

The accompanying notes are an integral part of these consolidated financial statements

BLUFOREST INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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
September 30, 2013
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
September 30, 2013
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
September 30, 2013
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

No significant realized exchange gains or losses were recorded to September 30, 2013.

BLUFOREST INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

Securities Available for Sale

Trading securities as of September 30, 2013 was comprised of 3,000,000 shares of Global Resource Energy Inc. (Ref Note 6 – deferred revenue) which were in exchange for the pre-purchase of the CER’s on November 12, 2012. The Company recorded the value of the 3M shares received as of November 12, 2012 of $660,000. Since the shares hold is readily determinable, the recorded carrying value is reviewed each reporting period and adjusted to the underlying market price.

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
September 30, 2013
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

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2012 through the date these financial statements were issued.

BLUFOREST INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
 (Unaudited)

Note 4 – Fair Value Measurement

An asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at September 30, 2013 and December 31, 2012.

Level 1 inputs - over the counter stock exchange

The following tables represent the Company’s financial instruments measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012 for each of the fair value hierarchy levels.

		Fair Value		Gain (loss)
	Cost ($)	Dec 31, 2012 ($)	Sept 30, 2013 ($)	Dec 31, 2012 ($)	Sept 30, 2013 ($)
Securities available for sale – Level 1 input	660,000	66,000	10,500	(594,000)	(55,500)

The unrealized loss in the amount of $55,500 and $594,000 has been included in other accumulated comprehensive income at September 30, 2013 and December 31, 2012, respectively.

Note 5 – Property for Developing Carbon Assets

The following table summarizes the movements in each group of property acquired for developing carbon assets during the period ended September 30, 2013 and December 31, 2012:

	Property One	Property Two	Total
December 31, 2011	$-	$-	$-
Additions	600,000,000	173,875,000	773,875,000
Impairment expenses	(75,000,000)	-	(75,000,000)
Balance, December 31, 2012	$525,000,000	$173,875,000	$698,875,000

Balance, September 30, 2013	$525,000,000	$173,875,000	$698,875,000

(1)	Purchase of Acquisition Agreement – Property One (1)

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
September 30, 2013
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
September 30, 2013
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

BLUFOREST INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
 (Unaudited)

Note 6 – Deferred Revenue

(a)
On November 12, 2012, the Company entered a Certified Emission Reductions Pre-sale and Purchase Agreement (“CERSPA”) with Global Resource Energy Inc. (“GBEN”). Under the agreement, GBEN pre-purchase of 66,000 CERs from the Company. Total purchase price of $660,000 was paid in the form of 3,000,000 restricted shares of GBEN. We recorded the pre-sale of $660,000 as deferred revenue presented on the balance sheets as of September 30, 2013 and December 31, 2012.

(b)
On December 24, 2012, the Company entered a Certified Emission Reductions Pre-sale and Purchase Agreement (“CERSPA”) with Mainland Investments Ltd. (“Mainland”). Under the agreement, Mainland pre-purchase of 8,300 CERs from the Company for the purchase price of $83,000. In consideration of the purchase, Mainland agrees to apportion $83,000.00 of the amount owed to it by the Company. We recorded the pre-sale of $83,000 as deferred revenue presented on the balance sheets as of September 30, 2013 and December 31, 2012.

Note 7 – Discontinued Operations

As a result of the Purchase of Acquisition Agreement on March 30, 2012 (ref: Note 5 – Purchase of Acquisition Agreement and Commitments), the Company changed its business focus from mining (exploration stage) to marketing of carbon offsets (development stage). Accordingly, the Company has reported discontinued operations on its statement of operations, classified as follows:

	Nine Month ended September 30, 2013	Nine Month ended September 30, 2012	From March 26, 2008 (date of inception) to September 30, 2013
Discontinued Operating Expenses
Professional fees	$-	$2,500	$336,668
Mineral property costs	-	-	14,034
Salaries and benefits	-	10,000	135,500
General and administrative expenses	-	454	72,475
Loss on mineral property	-	5,000	619,498
Interest expense	5,105	7,060	15,626
Total Discontinued Operations	$5,105	$25,014	$1,193,801

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

BLUFOREST INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
 (Unaudited)

Note 8 – Equipment

Equipment is recorded at cost. Depreciation of equipment is provided using the straight-line method over the assets estimated useful lives of approximately 3 to 5 years. Equipment, as of September 30, 2013 and December 31, 2012, consisted of the following:

	Estimated Useful Lives	September 30, 2013	December 31, 2012

Computer Equipment	3 Years	$3,214	$3,214
Accumulated depreciation		(1,561)	(777)
		$1,653	$2,437

Depreciation expense for the six month period ended September 30, 2013 was $784 (September 30, 2012 - $508).

Note 9 – Advances Payable

The following table provides details of the Company’s short-term loans as of September 30, 2013:

	Discontinued Operations		Advances Payable		Accounts Payable (Accrued Interest on Advances)
Balance, December 31, 2012	109,002		870,570	(c)-(e)	39,617
Reclassified to discontinued liabilities from accounts payable	60,000
Debt settled with shares	(150,000)	(a)
Accrued interest	5,105				51,356	(c)-(e)
Foreign exchange on advances			(15,367)
Balance, September 30, 2013	$24,107		$855,203		$90,973

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

(b)
As at September 30, 2013, the Company owed $9,385 in short term loans to non-related parties. The amounts owing are unsecured, bear interest at 8% per annum, and are due on demand, which amount is reflected on the balance sheets as discontinued operations

(c)
As at September 30, 2013, the Company owed $4,023 in short term loans to non-related parties. The amounts owing are unsecured, bear interest at 8% per annum, and are due on demand, which amount is reflected on the balance sheets as advances payable. On March 11, 2013, the Company received the office notice from the creditor to request the payment in full.

BLUFOREST INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
 (Unaudited)

Note 9 – Advances Payable – Continued

(d)
As at September 30, 2013, the Company owed $450,467 (CAD$464,250) in short term loans to non-related parties. The amounts owing are unsecured, bear interest at 8% per annum, and are due on demand, which amount is reflected on the balance sheets as advances payable. On March 11, 2013, the Company received the office notice from the creditor to request the payment in full.

(e)
As at September 30, 2013, the Company owed $400,713 in short term loans to James Donihee, the former sole officer and director of the Company’s wholly-owned subsidiary, BluForest Canada Ltd. and the formerly President and a director of the Company. The amounts owing are unsecured, bear interest at 8% per annum, and are due on demand, which amount is reflected on the balance sheets as advances payable.

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

On August 6, 2013, the Company agreed to issue 150,000 shares of common stock to certain vendors in settlement of $150,000. The Company valued these common shares at the fair market value of $1.63 per share on the date of the agreements and recorded a loss on settlement of $94,500.

The total issued and outstanding shares are 103,627,000 as of September 30, 2013.

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

The following table summarizes information concerning stock options outstanding as of September 30, 2013:

	Shares	Weighted Average Grant Date Fair Value
Unvested, at December 31, 2012	$2,000,000	$1.00
Granted	-
Vested	1,000,000	1.00
Forfeited	-
Unvested, at September 30, 2013	$1,000,000	$1.00

The Company recognized stock-based expense as consulting fees of $7,984 during the nine month period ended September 30, 2013 (September 30, 2012- $7,904). Unrecognized compensation expense related to outstanding stock options as of September 30, 2013 was $7,997 which to be recognized in 2014.

BLUFOREST INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

BLUFOREST INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
 (Unaudited)

Note 12 – Related party transactions

The following table provides details of the Company’s related party transactions during the nine month period ended September 30, 2013:

	Consulting fees
	nine months ended September 30,
	2013	2012
CEO/CFO	$750,000	$500,000

Advances payable – related parties	Balance, December 31, 2012	Additions	Balance, September 30, 2013
CEO/CFO	$20,069	$76,934	$96,003

Accounts payable – related parties	Balance, December 31, 2012	Consulting fee, Expense, Accrued interest	Debt Settlement	Balance, September 30, 2013
CEO/CFO	$718,926	$768,296	$(750,000)	$737,222

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

The provision (benefit) for income taxes for the period ended September 30, 2013, December 31, 2012 by applying the statutory income tax rate was as follows:

	September 30,	December 31,
	2013	2012
Deferred tax provision (benefit) attributable to:
Deferred income tax provision (benefit) at statutory rate	$(279,800)	$(28,472,500)
Federal income tax expense (benefit)	(8,412,400)	(68,445,800)
State income tax expense (benefit), net of federal benefit	(816,500)	(6,643,300)
Subtotal	(9,508,700)	(103,561,600)
Less: reverse valuation allowance	9,508,700	103,561,600
Deferred tax assets	$-	$-

BLUFOREST INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
 (Unaudited)

NOTE 13 – Income Tax - Continued

The composition of the Company’s deferred tax assets as at September 30, 2013 and December 31, 2012 is as follows:

	September 30,	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carry forward	$25,492,461	$277,645,056
Less: Accrued officer compensation	(750,000)	(739,226)
Unrealized loss on investment	-	(594,600
Impairment loss	-	(75,000,000
Less: Valuation allowance	(24,742,461)	(201,311,230)
Total deferred tax asset	$-	$-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at September 30, 2013, the Company had estimated non-capital losses for tax purposes of $227,198,645, which may be carried forward to offset future years’ taxable income. These losses will expire as follows:

Year of Expiry	Taxable Losses
2028	30,756
2029	16,359
2030	49,030
2031	1,048,809
2032	201,311,230
2033	24,742,461
$227,198,645

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
September 30, 2013
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

On April 16, 2013 a California resident named George Sharp filed suit against the company and its director and former directors of matters that related to the promotional activities once conducted by management when the company was known as Greenwood Gold Resources Inc. BluForest is filed a statement of defence against these claims and will press forward with its defence against these allegations. . Mr. Sharp announced his addition of BluForest Inc. independent consultant Jim Can as a defendant to this lawsuit.

On Friday, October 25, 2013, BluForest CEO Charles Miller and BluForest Advisor Jim Can were granted a ruling by presiding Judge Joel M. Pressman on the Motion to Quash Services of Summons. Mr. Miller and Mr. Can were successfully removed in the lawsuit brought against BluForest et al.

The Company will continue move to dismiss this action and undertake any other defenses vigorously. Any assessment of the action is premature at this time

Commitments

On August 12, 2013 BluForest signed an LOI and entered into discussions with Global Fuel Limited (“Global Fuel”) based in London, England, for the pre-purchase two Tons of Carbon Credit per Hectare per Year owned by BluForest Inc.,  commencing September 2013.

BLUFOREST INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
 (Unaudited)

Note 14 – Commitments and Contingencies (continued)

Under the terms of the LOI, BluForest will assign a first priority lien to the property held in assets of BluForest Inc. in Ecuador known as "Hacienda Juval" consisting of 105,000 Hectares as indicated on the Balance Sheets of BluForest registered in Ecuador. Global Fuel Limited has examined the appraisals and audits of BluForest Inc and concur with the value stated therein of the aforementioned property.

The LOI with Global Fuel is structured such that a prepayment of $12,000,000 by Global Fuel will be made for the delivery of the Carbon Credits and will be for a period not to exceed 24 months. At that time Global Fuel expects the estimated 210,000 tonnes of Carbon Credits to have been, Validated, Verified, Certified and ready for market. If, for whatever reason, the Credits are not delivered as agreed to Global Fuel will consider the agreement in default and move to have the prepayment funds reclassified as a loan to BluForest.

In the event that BluForest "Fails to Deliver" the afore mentioned Carbon Credits or "Repay" the above sums at an interest rate calculated from the one month LIBOR ARM Index plus a margin of 2% with a floor rate of 5.75%, as defined in the General Security Agreement, Global Fuel Limited then may move to attach the herein mentioned assets in priority, without dispute. The company is continuing to undertake due diligence and will announce the signing of a definitive agreement in the event that one is signed.

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

RESULTS OF OPERATIONS

Three Month Period Ended September 30, 2013 Compared to Three Month Period Ended September 30, 2012

We generated no revenue for the three month periods ended September 30, 2013 and September 30, 2012, respectively.

During the three month period ended September 30, 2013, we incurred operating expenses from continuing operations of $380,811 as compared to $720,824 incurred during the three month period ended September 30, 2012, a decrease of $340,013. The decrease in operating expenses was primarily attributable to the following items: (i) Professional fee increase of $21,540; (ii) Consulting fee decrease of $339,095; and (iii) Decrease in general and administrative expenses of $22,447. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, and marketing costs. Professional fees include accounting and tax service fees, and legal fees.

During the three month period ended September 30, 2013, we incurred a net loss from continuing operations of $494,403, including interest expenses of $19,092 and loss on shares to settle debt of $94,500.

Nine Month Period Ended September 30, 2013 Compared to Nine Month Period Ended September 30, 2012

We generated no revenue for the nine month periods ended September 30, 2013 and September 30, 2012, respectively.

During the nine month period ended September 30, 2013, we incurred operating expenses from continuing operations of $1,237,140 as compared to $76,700,545 incurred during the nine month period ended September 30, 2012, a decrease of $75,463,405. The decrease in operating expenses was primarily attributable to the following items: (i) Professional fee increase of $175,102; (ii) Consulting fee decrease of $513,434; (iii) Decrease in general and administrative expenses of $125,348; and (iv) impairment of property for developing carbon offsets was $75,000,000 in the nine months period ended September 30, 2012. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, and marketing costs. Professional fees include accounting and tax service fees, and legal fees.

During the nine month period ended September 30, 2013, we incurred a net loss from continuing operations of $25,487,356, including interest expenses of $55,716 and loss on shares to settle debt of $24,194,500.

As a result of the Purchase of Acquisition Agreement on March 30, 2012 (ref: Note 5 – Purchase of Acquisition Agreement and Commitments), the Company changed its business focus from mining (exploration stage) to marketing of carbon offsets (development stage). Accordingly, the Company has reported discontinued operations on its statement of operations for the nine month periods ended September 30, 2013 and 2012, and from inception to date, classified as follows:

	Nine months ended September 30, 2013	Nine months ended September 30, 2013	From March 26, 2008 (date of inception) to September 30, 2013
Discontinued Operating Expenses
Professional fees	$-	$2,500	$336,668
Mineral property costs	-	-	14,034
Salaries and benefits	-	10,000	135,500
General and administrative expenses	-	454	72,475
Loss on mineral property	-	5,000	619,498
Interest expense	5,105	7,060	15,626
Total Discontinued Operations	$5,105	$25,014	$1,193,801

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013, our current assets were $17,963 as compared to $18,691 as at December 31, 2012 and our current liabilities were $3,903,472 ( $3,684,652 as at December 31, 2012) , resulting in a working capital deficit of $3,885,509 as at September 30, 2013, ($3,665,961) as at December 31, 2012).  We had total assets of $698,905,116 as at September 30, 2013 as compared to total assets of $698,962,128 for the fiscal year ended December 31, 2012. Current liabilities were comprised of: (i) $1,232,573 in accounts payable and accrued liabilities ($925,951 – December 31, 2012); (ii) $737,222 in accounts payable – related parties ($739,565 – December 31, 2012); (iii) $855,203 for advances payable ($870,570 as of December 31, 2012) and (iv) $96,003 for advances payable – related parties ($20,069 – December 31, 2012).  Current liabilities from discontinued operations totaled $239,471 as at September 30, 2013 as compared to $385,497 as at the fiscal year ended December 31, 2012.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K/A as filed with the SEC on April 18, 2013, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

We have made advance sales of carbon assets totaling $743,000.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 6, 2013, the Company agreed to issue 150,000 shares of common stock to vendors in settlement of $150,000. The Company valued these common shares at the fair market value of $1.63 per share on the date of the agreements and recorded a loss on settlement of $94,500.

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

Commitment
On August 12, 2013 BluForest signed an LOI and entered into discussions with Global Fuel Limited (“Global Fuel”) based in London, England, for the pre-purchase two Tons of Carbon Credit per Hectare per Year owned by BluForest Inc.,  commencing September 2013.

Under the terms of the LOI, BluForest will assign a first priority lien to the property held in assets of BluForest Inc. in Ecuador known as "Hacienda Juval" consisting of 105,000 Hectares as indicated on the Balance Sheets of BluForest registered in Ecuador. Global Fuel Limited has examined the appraisals and audits of BluForest Inc and concur with the value stated therein of the aforementioned property.

The LOI with Global Fuel is structured such that a prepayment of $12,000,000 by Global Fuel will be made for the delivery of the Carbon Credits and will be for a period not to exceed 24 months. At that time Global Fuel expects the estimated 210,000 tonnes of Carbon Credits to have been, Validated, Verified, Certified and ready for market. If, for whatever reason, the Credits are not delivered as agreed to Global Fuel will consider the agreement in default and move to have the prepayment funds reclassified as a loan to BluForest.

In the event that BluForest "Fails to Deliver" the afore mentioned Carbon Credits or "Repay" the above sums at an interest rate calculated from the one month LIBOR ARM Index plus a margin of 2% with a floor rate of 5.75%, as defined in the General Security Agreement, Global Fuel Limited then may move to attach the herein mentioned assets in priority, without dispute. The company is continuing to undertake due diligence and will announce the signing of a definitive agreement in the event that one is signed.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description
3.1	Articles of Incorporation	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on July 18, 2008
3.1(1)	Certificate of Change to Articles of Incorporation filed with the Nevada Secretary of State	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 17, 2011
3.1(2)	Certificate of Amendment to Articles of Incorporation filed with the Nevada secretary of State regarding the decrease in authorized capital	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on June 16, 2011
3.2	Bylaws	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on July 18, 2008
10.1	Option Agreement between the Company and Candorado	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 22, 2011
10.2	Option Agreement between the Company and Robert Rosenblat dated October 27, 2011	Incorporated by reference to our Form 10-K filed with the Securities and Exchange Commission on April , 2012.
10.3	Acquisition Agreement between the Company and Ocean View Real Estate Company Ltd.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 22, 2012
10.4	Purchase and Acquisition Agreement dated March 30, 2012, between the Company and Global Environmental Investments Ltd.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on April 11, 2012.
14.1	Code of Ethics	Incorporated by reference to our Form 10-K filed with the Securities and Exchange Commission on March 31, 2009
99.9	Appraisal dated January 1, 2012 regarding the Property prepared by Msc. Paul Tufino M. Corporacion, SIMBIOE	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on April 11, 2012.
31..1	Section 302 Certification – Principal Executive Officer	Filed herewith
31.2	Section 302 Certification – Principal Financial Officer	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	To be filed by amendment
101SCH	XBRL Taxonomy Extension Schema Document	To be filed by amendment
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	To be filed by amendment
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	To be filed by amendment
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	To be filed by amendment
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	To be filed by amendment

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BLUFOREST INC. (FORMERLY GREENWOOD GOLD RESOURCES, INC.)

Date: November 18, 2013	By:	/s/ Charles Miller
	Name:	Charles Miller
	Title:	Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer)